Form 10-K
period 1993-12-31
WHITMAN CORP
filed 1994-03-23
CIK 49573

1993
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1993

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from         to
                                    -------    -------
                         Commission File Number 1-4710

                              Whitman Corporation
             (Exact name of registrant as specified in its charter)

            Delaware                                   36-607657
- -------------------------------                 ---------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification Number)

3501 Algonquin Road, Rolling Meadows, Illinois                 60008
- ----------------------------------------------          ----------
  (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code (708) 818-5000

          Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
      Title of each class                    which registered
- -------------------------------          ------------------------
Common Stock, without par value          New York Stock Exchange
                                         Chicago Stock Exchange
                                         Pacific Stock Exchange

Preferred Share Purchase Rights          New York Stock Exchange
                                         Chicago Stock Exchange
                                         Pacific Stock Exchange

       Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X     No
                                            ------     ------

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

       As of February 28, 1994, the aggregate market value of the registrant's common stock held by non-affiliates was $1,694.4 million. The number of shares of common stock outstanding at that date was 105,898,919 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                  Part           Item
                                                 --------      --------
1.  Whitman Corporation 1993 Annual Report to
    Shareholders (Exhibit 13)                      I, II       1,5,6,7,8
2.  Whitman Corporation definitive proxy
    statement dated March 18, 1994 for the 1994
    Annual Meeting of Shareholders.                 III        10,11,12


                                    PART  I
Item 1.  Business.

                                    GENERAL

       Whitman Corporation ("Whitman") is engaged in three distinct businesses:
Pepsi-Cola and other non-alcoholic beverage products, Midas automotive services, and Hussmann refrigeration systems and equipment.

       Prior to 1968, Whitman's only substantial business was the Illinois Central Railroad. Between 1968 and 1986, Whitman effected a series of acquisitions aimed at diversifying beyond the railroad business, including Pepsi-Cola General Bottlers in 1970 and Midas in 1972. In 1978, Pet Incorporated, together with its subsidiary Hussmann, was acquired as a part of this diversification program. In 1987, Whitman began a program of strategic restructuring designed to transform itself into an enterprise more focused on consumer goods and services. In 1988, Whitman sold its Pneumo Abex Corporation aerospace and defense subsidiary, and in January, 1989, spun off its railroad operations to its shareholders. On April 1, 1991, Whitman spun off its Pet subsidiary (excluding its Hussmann subsidiary) to its shareholders. After the Pet spin-off, the principal operating companies of Whitman were Pepsi-Cola General Bottlers, Inc. ("Pepsi General"), Midas International Corporation ("Midas") and Hussmann Corporation ("Hussmann").

       Whitman incorporates by reference the information under the captions "Discontinued Operations" and "Segment Reporting" which constitute notes 2 and 12, respectively, to the financial statements included in Whitman's 1993 Annual Report to Shareholders.

                                 PEPSI GENERAL

       Pepsi-Cola General Bottlers produces and distributes soft drinks and non-alcoholic beverages, under exclusive franchises, in 12 states in the Midwest and Southeast - a market of approximately 25 million people. It is the largest independent Pepsi bottler in the U.S., accounting for about 12 percent of all Pepsi-Cola products sold in the U.S. each year. Pepsi General products outsell all other soft drink brands in its major markets.

       In 1993, approximately 88 percent of Pepsi General's volume was from Pepsi-Cola products, including: Pepsi, Diet Pepsi, Caffeine Free Pepsi, Mountain Dew, Slice, Crystal Pepsi, and All-Sport. Other soft drink brands, including Dr. Pepper, Seven-Up, Hawaiian Punch, Dad's Root Beer, Canada Dry, Ocean Spray, and Lipton's Tea, account for the remaining 12 percent. Diet products account for slightly more than 27 percent of total case sales. Three-quarters of all case goods are cans, and 24 percent are non-returnable bottles.

       Historically, volume growth in the soft drink industry has come from supermarkets, where competition is intense. Pepsi General's focus has been to grow case volume and improve margins by focusing on other, higher margin distribution channels, including convenience stores, gas stations, food service and vending machines. In 1993, almost 50 percent of Pepsi General's sales were through these other more profitable channels.

       The majority of Pepsi General's products are distributed by route sales people to retail outlets by truck. Currently, Pepsi General operates more than 1,200 routes. Over the past few years, Pepsi General has been expanding Pepsi Express, its bulk distribution system for large customers, for a substantial improvement in productivity. In addition, Pepsi General has pioneered the use of hand-held computers for route sales people. This system enables Pepsi General to process sales and orders more efficiently, better control inventories and discounts, and handle a wider range of products more productively.

       Pepsi General owns, leases, or sells the vending machines which dispense its soft drink products in factories, offices, schools, stores, gasoline stations and other locations. Pepsi General's business is seasonal and weather conditions have a significant effect on sales.

       One of Pepsi General's long-term strategic goals is to transform itself from a carbonated soft drink company to a total beverage company and to continue to grow faster than the industry. In 1993, Pepsi General took a major step towards fulfilling this goal by introducing more new product lines and brands than it had in the previous 20 years. They include:
Lipton Original Tea, a fresh brewed tea, Lipton Brisk, Ocean Spray juice drinks, All-Sport, an isotonic drink, Crystal Pepsi, and Caffeine Free Mountain Dew.

       Pepsi General's franchises grant it the exclusive right to produce and sell the products and use the related trade names and trademarks in the franchised territories. The franchises require Pepsi General, among other things, to purchase its concentrate requirements solely from the franchisor, at prices established by the franchisor, and to promote diligently the sale and distribution of the franchised products. Packaging materials (bottles, bottle caps, cans, cartons, cases) are obtained from manufacturers approved by the franchisor and other items are purchased in the general market. The franchises are for an indefinite term and are subject to termination upon failure to comply with the provisions of the franchise agreement.

       Competition among soft drinks of all kinds, and particularly in the principal cola drink market (approximately 70% of all soft drinks sold in the United States are colas), is intense and focuses on price to retail outlets. Despite fluctuations in the prices of high fructose corn sweeteners and materials used in soft drink packaging, Pepsi General has not experienced difficulty in obtaining such items. It is the practice of Pepsi General to protect the availability and pricing of its sweetener requirements through commitments from suppliers for future delivery at the lower of market or guaranteed ceiling prices.

                                     MIDAS

       Midas operates the world's largest franchised dealer network specializing in under-the-car services - a $12 billion market. Midas dealers service exhaust systems, brakes, and steering-suspension systems. Many shops also offer oil changes. It is the market leader with an estimated 18 percent of the U.S. exhaust market, 12 percent of the brake market, and 4 percent of the steering and suspension market. In 1993, Midas shops replaced more than four million exhaust systems, serviced over two million brake systems, and continued to expand in the steering-suspension business. In 1993, exhaust service represented less than 50 percent of Midas' retail sales. Midas continues to test other automotive related services.

       The United States is Midas' largest market, with 1,838 shops at the end of 1993. Midas is the only national company in its industry, with at least one shop in every county in the U.S. with a vehicle population of more than 25,000 cars and light trucks. Midas also has 239 shops in Canada, 215 in France, 36 in Belgium, 28 in Spain, 139 in Australia, and 30 in other countries.

       Midas manufactures automotive aftermarket products at four facilities in the United States. It is the third largest manufacturer of automotive aftermarket exhaust systems in the U.S. It manufactures nearly 1,800 different types of mufflers which will fit nearly 96 percent of the cars and light trucks - both foreign and domestic - on the road today in the U.S. It also distributes brake and ride control components to its dealers.

       In the United States, Midas has the capacity to meet the demands of the market with its extensive network of shops. To maximize that presence, Midas reorganized and decentralized its field operations in 1993. It put more people in the field to work with franchises and shifted its focus from national to regional marketing programs.

       Midas continues to expand in markets outside the U.S. With 286 shops in Europe, Midas is building on its established operations in France and Belgium, while it continues to expand its newer operations in Spain. Midas has also signed master franchise agreements in Mexico and in the Middle
East.

       The principal source of Midas' revenue is derived from its network of franchised and company-owned and operated retail shops. Midas collects an initial franchise fee and receives yearly royalties based upon the franchisee's gross revenues. In addition, Midas generates revenues from the sale of manufactured mufflers and tubing, and from the resale of purchased parts (primarily brakes, shocks and front-end alignment components) to its franchisees. Midas also sells its manufactured exhaust system parts under other brand names to automotive parts distributors, jobbers and automobile accessory stores and its fabricated tube-bending equipment to jobbers and retail installers.

       The raw materials and supplies used in Midas products are purchased from many suppliers and the company is not dependent upon any single source for any of its raw materials or supplies.

       Competition in the automotive replacement parts business is intensive at both the wholesale and retail levels. Service, convenience, price, and warranties are the primary competitive factors. Midas' warranty of mufflers, brakes and shocks is particularly important to its marketing program. Competitors include automotive service centers of retail chain stores, muffler shops, automotive dealers, gasoline stations and independent repair shops.
                                    HUSSMANN

       Hussmann Corporation produces merchandising and refrigeration systems for the world's food industry. Products include refrigerated display cases, commercial industrial refrigeration systems, storage coolers, bottle coolers, walk-in coolers, and HVAC equipment. Hussmann is the market leader in North America, and has substantial operations in the United Kingdom.

       The supermarket equipment industry in the United States, Hussmann's core business, represents an $800 million market. The United States customer base is comprised of approximately 13,000 independent and 18,000 chain-owned supermarkets, plus over 52,000 other grocery stores. Every year, approximately 4,000 stores purchase refrigeration equipment for either new store openings or remodelings. Historically, Hussmann's business has been divided approximately equally between new store activity and the remodeling of existing stores. With the weak U.S. economy, about 45 percent of Hussmann's business has been new store openings, and 55 percent remodelings.

       The convenience store specialty equipment industry in the U.S. represents a market of over $300 million per year, serving approximately 71,000 stores. Hussmann maintains separate sales and manufacturing operations for this industry.

       North American commercial industrial refrigeration represents a market of nearly $500 million. Hussmann manufactures unit coolers, condensing units, and air-cooled condenser products for this market.

       Mexico is Hussmann's second largest profit center. It has two manufacturing operations, and uses both a direct sales force, and a network of 150 independent dealers and distributors to bring its products to the Mexican market. A large portion of Mexico's business is in equipment for the soft drink and brewery industries. Hussmann's Canadian operations consist of three manufacturing plants and a network of company-owned branches and independent distributors.

       In the United Kingdom, Hussmann has a manufacturing plant located in Glasgow, Scotland, and a network of sales, service, and installation depots located throughout the country. Hussmann's branch service and distribution network in the United Kingdom is at least twice the size of its nearest competitor.

       In the Far East, Hussmann has a joint venture with a distributor in Singapore who sells, services, and distributes Hussmann products throughout the Southern Pacific Rim region. Hussmann also has distributor agreements in Japan, Taiwan, New Zealand, Korea, Argentina, Columbia, El Salvador and Costa Rica and licensees in Thailand and New Zealand.

       In 1993, Hussmann introduced Protocol, a unique refrigeration system which is CFC and HCFC free, and less expensive to install and operate than conventional systems. Hussmann has exclusive use of the Protocol compressor technology through 1994.

       One of Hussmann's greatest strength's is its research and development center where Protocol was developed. It is the only R&D center of its kind in the industry. It allows Hussmann to work closely with chemical companies and compressor, valve and controls manufacturers to create the new generations of cases and systems.

       The dollar amount of firm backlog at December 31, 1993 was $146.9 million, compared with $142.3 million in 1992. Substantially all such backlog is expected to be filled within one year.

       Hussmann products are marketed internationally by both company sales personnel and independent distributors. The principal competitive factors in the sale of Hussmann products are price, variety, quality and technology, particularly energy conservation. The raw materials and supplies used in Hussmann products are purchased from many suppliers and Hussmann is not dependent upon any single source for any of its raw materials or supplies.

                                   EMPLOYEES

       Whitman employed 14,868 persons worldwide as of December 31, 1993. Whitman regards its employee relations as generally satisfactory.

                             ENVIRONMENTAL MATTERS

       Whitman maintains a continuous program to facilitate compliance with federal, state and local laws and regulations relating to the discharge or emission of materials into, and other laws and regulations relating to the protection of, the environment. The capital costs of such compliance, including the costs of the modification of existing plants and the installation of new manufacturing processes incorporating pollution control technology, are not material.

       Hussmann, together with numerous other defendants, has been named as a potentially responsible party ("PRP")in two state actions under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") involving off-site waste disposal.
Neither of these matters is expected to involve any significant expense to Hussmann. Whitman's remaining two operating companies, Midas and Pepsi General, are not parties to any environmental litigation. Pepsi General has been notified that it is a de minimus participant at six Superfund sites. Midas has been named a PRP at one Superfund site where its participation is also expected to be at the de minimus level.

       Under the agreement pursuant to which Whitman sold Pneumo Abex Corporation in 1988 and a subsequent settlement agreement entered into with Pneumo Abex in September, 1991, Whitman has assumed indemnification obligations for certain environmental liabilities of Pneumo Abex, net of any insurance recoveries. Pneumo Abex is subject to a number of federal, state and local environmental cleanup proceedings, including proceedings under CERCLA at off-site locations involving other major corporations which have also been named as PRPs. Pneumo Abex is also subject to private claims and several lawsuits for remediation of properties currently or previously owned by Pneumo Abex, and Whitman is subject to one such suit.

       There is significant uncertainty in assessing the total cost of remediating a given site and in determining any individual party's share in that cost. This is due to the fact that the Pneumo Abex liabilities are at different stages in terms of their ultimate resolution, and any assessment and determination are inherently speculative, depending upon a number of variables beyond the control of any party. Additionally, the settlement of governmental proceedings or private claims for remediation invariably involves negotiations within broad cost ranges of possible remediation alternatives. Furthermore, there are significant timing considerations in that a portion of the expense involved and any resulting obligation of Whitman to indemnify Pneumo Abex may not be incurred for a number of years.

       On September 30, 1992, the United States Environmental Protection Agency issued a Record of Decision ("ROD") under the provisions of CERCLA setting forth the scope of expected remedial action at a Pneumo Abex facility in Portsmouth, Virginia. The original cost estimate to implement the ROD was $28.9 million and has since been revised to $31.9 million. Whitman management is optimistic that ongoing negotiations with the EPA will result in less costly remedial action. Although Pneumo Abex was originally the only named PRP, the EPA has identified 13 additional PRPs, most of which are believed to be financially viable and which may be held responsible for a portion of such costs.

       Management believes that potential insurance recoveries may defray a portion of the expenses involved in meeting Pneumo Abex environmental liabilities. On November 20, 1992, Jensen-Kelley Corporation, a Pneumo-Abex subsidiary, Pneumo Abex and certain other of its affiliates, and Whitman and certain of its affiliates, filed a lawsuit against numerous insurance companies in the Superior Court of California, Los Angeles County, seeking damages and declaratory relief for insurance coverage and defense costs for environmental claims. Whitman is unable to predict the outcome of this litigation.

       In the opinion of management, and based upon information currently available, Whitman believes that the eventual resolution of these claims and litigation, considering amounts already accrued but excluding potential insurance recoveries, will not have a material adverse effect on Whitman's financial condition or the results of operations.

Item 2. Properties.

       Pepsi General's facilities include five bottling plants, three combination bottling canning plants and three canning plants. In addition, Pepsi General has 58 distribution warehouses and one storage warehouse. Approximately 14 percent of Pepsi General's production is from leased facilities. Midas operates four manufacturing plants in the United States. Of the plants, three are owned and one is leased. In addition, Midas maintains 12 warehouses in the United States and five warehouses in Canada, of which two are owned and 15 are leased. At December 31, 1993, Midas operated 120 Midas Muffler Shops in the United States, 33 Midas Muffler Shops in Canada and 174 Midas Muffler Shops in six other foreign countries. Hussmann operates 9 owned and 8 leased manufacturing facilities in the United States, Canada, Mexico, and the United Kingdom. There are six owned and 44 leased branch facilities in the United States, Canada, Mexico, Hungary and the United Kingdom which sell, install and maintain Hussmann products.

All facilities are adequately equipped and maintained and capacity is considered to be adequate for current needs.

       In addition, Whitman engages in a variety of industrial, commercial and residential real estate activities in the United States.

Item 3.  Legal Proceedings.

       Whitman and its subsidiaries are defendants in numerous lawsuits, none of which will, in the opinion of Whitman's counsel, have a material adverse effect on Whitman's financial position.

       See also "Environmental Matters", above.

Item 4.  Submission of Matters to a Vote of Security Holders.

       None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.

       Whitman incorporates by reference the information contained under the heading "Securities Data" in Whitman's 1993 Annual Report to Shareholders (Exhibit 13). There were 21,607 shareholders of record at December 31, 1993.

Item 6.  Selected Financial Data.

       Whitman incorporates by reference the information contained under the heading "Six-Year Summary of Operations" in Whitman's 1993 Annual Report to Shareholders (Exhibit 13).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       Whitman incorporates by reference the information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Whitman's 1993 Annual Report to Shareholders (Exhibit 13).

Item 8.  Financial Statements and Supplementary Data.

       Whitman incorporates by reference the information contained under the headings "Financial Statements", "Notes to Consolidated Financial
Statements" and "Independent Auditors' Report" in Whitman's 1993 Annual Report to Shareholders (Exhibit 13).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

       Whitman incorporates by reference the information contained under the caption "Election of Directors" in its definitive proxy statement dated March 18, 1994, filed pursuant to Section 14 (a) of the Securities Exchange Act of 1934, as amended.

       The executive officers of Whitman and their ages as of March 1, 1994 were as follows:

                               Age                    Position

Bruce S. Chelberg         59       Chairman and Chief Executive Officer
Thomas L. Bindley         50       Executive Vice President
Frank T. Westover         55       Senior Vice President-Controller
Lawrence J. Pilon         45       Senior Vice President-Human Resources
Gerald A. McGuire         62       Corporate Vice President; President and
                                        Chief Executive Officer, Pepsi-Cola
                                        General Bottlers, Inc.
John R. Moore             58       Corporate Vice President; President and
                                        Chief Executive Officer, Midas
                                        International Corporation
J. Larry Vowell           53       Corporate Vice President; President and
                                        Chief Executive Officer, Hussmann
                                        Corporation
Charles H. Connolly       59       Vice President-Corporate Affairs and
                                        Investor Relations
William B. Moore          52       Vice President, Secretary and General
                                        Counsel

       Except as described in the following paragraphs or as incorporated by reference to the Registrant's definitive proxy statement, all the executive officers of Whitman have held positions which are the same or which involve substantially similar functions as indicated above during the past five years.

       Mr. Chelberg was elected Chairman and Chief Executive Officer in May, 1992. Prior to that, Mr. Chelberg served as Executive Vice President of the Company since 1985. Mr. Bindley joined Whitman Corporation as
Executive Vice President in April, 1992. Prior to joining Whitman Corporation, Mr. Bindley served as Executive Vice President of Square D Corporation from August, 1986 through September, 1991. Mr. Pilon joined Whitman Corporation as Senior Vice President in February, 1994. Prior to joining Whitman Corporation, Mr. Pilon served as Vice President-Human Resources and Secretary of National Intergroup, Inc. from June, 1986 to January, 1994. Mr. Vowell was elected President and Chief Executive
Officer of Hussmann Corporation in January, 1991.  Prior to that, Mr.
Vowell served as President and Chief Operating Officer of Hussmann U.S. operations since March, 1990; Senior Vice President and General Manager of Marketing from July, 1989; and President of the Convenience and Specialty Group from 1987.

Item 11.  Executive Compensation.

       Whitman incorporates by reference the information contained under the caption "Executive Compensation" and the last two paragraphs under the caption "General Information" in its definitive proxy statement dated March 18, 1994, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

       Whitman incorporates by reference the information contained under the captions "Principal Shareholders" and "Securities Ownership of Directors and Executive Officers" in its definitive proxy statement dated March 18, 1994, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended.

Item 13.  Certain Relationships and Related Transactions.

       None.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)  See Index to Financial Statements on page F-2 and Exhibit Index.
  (b) Through December 31, 1993, no reports on Form 8-K were filed subsequent to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of March, 1994.

                                         WHITMAN CORPORATION

                                         By: /s/ Frank T. Westover
                                        -----------------------------------
                                             Frank T. Westover
                                             Senior Vice President-Controller

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on the 18th day of March, 1994.

             Signature                 Title

*Bruce S. Chelberg        Chairman and Chief Executive Officer and
- ------------------------    Director
 BRUCE S. CHELBERG          (principal executive officer)

*Thomas L. Bindley        Executive Vice President
- ------------------------    (principal financial officer)
 THOMAS L. BINDLEY

/s/ Frank T. Westover     Senior Vice President-Controller
- ------------------------    (principal accounting officer)
 FRANK T. WESTOVER

*Richard G. Cline         Director
- ------------------------
 RICHARD G. CLINE

*James W. Cozad           Director
- ------------------------
 JAMES W. COZAD

*Pierre S. du Pont IV     Director
- ------------------------
 PIERRE S. du PONT IV
                                             *By: /s/ FRANK T. WESTOVER
*Archie R. Dykes          Director                ----------------------
- ------------------------                           Frank T. Westover
 ARCHIE R. DYKES                                   Attorney-in-Fact
                                                   March 18, 1994
*Helen Galland            Director
- ------------------------
 HELEN GALLAND

                          Director
- ------------------------
 C. JACKSON GRAYSON, JR.

                          Director
- ------------------------
 DONALD P. JACOBS

*Charles S. Locke         Director
- ------------------------
 CHARLES S. LOCKE

*Harry A. Merlo
- ------------------------  Director
 HARRY A. MERLO


                      WHITMAN CORPORATION AND SUBSIDIARIES

                                   Form 10-K





                              Financial Statements
                      Submitted in Response to Item 14(a)


                          Year Ended December 31, 1993

                      WHITMAN CORPORATION AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS

       The consolidated financial statements, together with the related notes and the report thereon of KPMG Peat Marwick, dated January 13, 1994, appearing in Whitman's 1993 Annual Report to Shareholders (Exhibit 13), are hereby incorporated by reference and made a part hereof.

Independent Auditors' Report on Financial Statement Schedules and Consent

Financial Statement Schedules:

  Schedule  V    Property, plant and equipment

  Schedule VI Accumulated depreciation and amortization of property,plant and equipment

  Schedule VIII  Valuation and qualifying accounts

  Schedule  X    Supplementary income statement information

       Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or related notes.

          INDEPENDENT AUDITORS'REPORT ON FINANCIAL STATEMENT SCHEDULES

The Board of Directors and Shareholders of Whitman Corporation:

       Under the date of January 13, 1994, we reported on the consolidated balance sheets of Whitman Corporation and subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 Annual Report to Shareholders of Whitman Corporation. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG PEAT MARWICK

KPMG Peat Marwick
Chicago, Illinois
January 13, 1994

                         INDEPENDENT AUDITORS' CONSENT

The Board of Directors and Shareholders of
Whitman Corporation:

       We consent to incorporation by reference in Registration Statements Nos. 33-28238 and 33-65006 on Form S-8 and No. 33-50109 on Form S-3 of Whitman Corporation of our reports dated January 13, 1994, relating to the consolidated balance sheets of Whitman Corporation and subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of income, shareholders' equity, cash flows and related financial statement schedules for each of the years in the three-year period ended December 31, 1993, which reports appear in or are incorporated by reference in the December 31, 1993 annual report on Form 10-K of Whitman Corporation. Our report refers to a change in the method of accounting for postretirement benefits other than pensions.

/s/ KPMG PEAT MARWICK

KPMG Peat Marwick
Chicago, Illinois
March 18, 1994

                                                               SCHEDULE V
                      WHITMAN CORPORATION AND SUBSIDIARIES
                         PROPERTY, PLANT AND EQUIPMENT
                         Year Ended December 31, 1993
                                 (in Millions)

                                                       Other
                  Balance at                          Changes    Balance
                   Beginning   Additions   Retire-     Add       at End
Classification     of Period    at Cost     ments    (Deduct)   of Period
- --------------     ---------   ---------  ---------  ---------  ---------
Land                $   58.8   $  2.9     $  1.5     $ (0.3)     $   59.9
Buildings              291.2     12.6        5.1       (0.6)        298.1
Machinery & Equip.     706.3     70.7       25.3       (2.8)        748.9
                    --------   ------     ------     ------      --------
Total               $1,056.3   $ 86.2     $ 31.9     $ (3.7)(a)  $1,106.9
                    ========   ======     ======     ======      ========

(a)  Consists of cumulative translation adjustments.

                         Year Ended December 31, 1992

                                                       Other
                  Balance at                          Changes    Balance
                   Beginning   Additions   Retire-     Add       at End
Classification     of Period    at Cost     ments    (Deduct)   of Period
- --------------     ---------   ---------  ---------  ---------  ---------
Land                $   55.9   $  3.8     $  0.6     $ (0.3)     $   58.8
Buildings              287.9     10.9        3.3       (4.3)        291.2
Machinery & Equip.     671.5     63.6       20.4       (8.4)        706.3
                    --------   ------     ------     ------      --------
  Total             $1,015.3   $ 78.3     $ 24.3     $(13.0)(a)  $1,056.3
                    ========   ======     ======     ======      ========

(a)  Consists of cumulative translation adjustments.

                         Year Ended December 31, 1991

                                                       Other
                  Balance at                          Changes    Balance
                   Beginning   Additions   Retire-     Add       at End
Classification     of Period    at Cost     ments    (Deduct)   of Period
- --------------     ---------   ---------  ---------  ---------  ---------
Land                $   55.0   $  2.2     $  0.8     $ (0.5)     $   55.9
Buildings              287.5     11.8        5.7       (5.7)        287.9
Machinery & Equip.     642.2     64.8       28.9       (6.6)        671.5
                    --------   ------     ------     ------      --------
  Total             $  984.7   $ 78.8     $ 35.4     $(12.8)(a)  $1,015.3
                    ========   ======     ======     ======      ========

(a) Includes $6.8 million of cumulative translation adjustments and $6.0 million of property transferred to Pet Incorporated in the April 1, 1991 spin-off.

                                                             SCHEDULE VI

                      WHITMAN CORPORATION AND SUBSIDIARIES
                   ACCUMULATED DEPRECIATION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
                         Year Ended December 31, 1993
                                 (in Millions)

                               Additions               Other
                  Balance at  Charged to              Changes    Balance
                   Beginning   Costs and   Retire-     Add       at End
Classification     of Period   Expenses     ments    (Deduct)   of Period
- --------------     ---------   ---------  ---------  ---------  ---------
Buildings           $   90.7   $ 10.4     $  2.4     $ (0.3)     $   98.4
Machinery & Equip.     389.5     68.0       21.6       (0.2)        435.7
                    --------   ------     ------     ------      --------
  Total             $  480.2   $ 78.4     $ 24.0     $ (0.5)(a)  $  534.1
                    ========   ======     ======     ======      ========

(a)    Consists of cumulative translation adjustments.

                         Year Ended December 31, 1992

                              Additions                Other
                  Balance at  Charged to              Changes    Balance
                   Beginning   Costs and   Retire-     Add       at End
Classification     of Period   Expenses     ments    (Deduct)   of Period
- --------------     ---------   ---------  ---------  ---------  ---------
Buildings           $   84.0   $ 10.6     $  2.2     $ (1.7)     $   90.7
Machinery & Equip.     341.7     65.6       13.5       (4.3)        389.5
                    --------   ------     ------     ------      --------
  Total             $  425.7   $ 76.2     $ 15.7     $ (6.0)(a)  $  480.2
                    ========   ======     ======     ======      ========

(a)    Consists of cumulative translation adjustments.

                         Year Ended December 31, 1991

                               Additions               Other
                  Balance at  Charged to              Changes    Balance
                   Beginning   Costs and   Retire-     Add       at End
Classification     of Period   Expenses     ments    (Deduct)   of Period
- --------------     ---------   ---------  ---------  ---------  ---------

Buildings           $   77.4   $ 10.3     $  2.0     $ (1.7)     $   84.0
Machinery & Equip.     307.9     58.6       19.8       (5.0)        341.7
                    --------   ------     ------     ------      --------
  Total             $  385.3   $ 68.9     $ 21.8     $ (6.7)(a)  $  425.7
                    ========   ======     ======     ======      ========

(a) Includes $3.2 million of cumulative translation adjustments and $3.5 million of reserves on property transferred to Pet Incorporated in the April 1, 1991 spin-off.

                                                             SCHEDULE VIII

                      WHITMAN CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                         Year Ended December 31, 1993
                                 (in Millions)

                                    Additions
                              --------------------
                  Balance at  Charged to   Charged               Balance
                   Beginning   Costs and  to Other               at End
Classification     of Period   Expenses   Accounts  Deductions  of Period
- --------------     ---------   ---------  ---------  ---------  ---------
Intangible assets   $90.4      $ 17.1     $ --       $ (0.8)(a)  $ 106.7
                    ======     ======     ======     ======      =======

(a) Comprised of cumulative translation adjustments and adjustments to purchase accounting for prior-year acquisitions.

                         Year Ended December 31, 1992

                                    Additions
                              --------------------
                  Balance at  Charged to   Charged               Balance
                   Beginning   Costs and  to Other               at End
Classification     of Period   Expenses   Accounts  Deductions  of Period
- --------------     ---------   ---------  ---------  ---------  ---------
Intangible assets   $74.5      $ 17.3     $ --       $ (1.4)(a)  $  90.4
                    ======     ======     ======     ======      =======

(a)  Consists of cumulative translation adjustments.

                          Year Ended December 31, 1991

                                    Additions
                              --------------------
                  Balance at  Charged to   Charged               Balance
                   Beginning   Costs and  to Other               at End
Classification     of Period   Expenses   Accounts  Deductions  of Period
- --------------     ---------   ---------  ---------  --------- ----------
Intangible Assets   $58.8      $ 17.5     $ --       $ (1.8)(a)  $74.5
                    ======     ======     ======     ======      ======

(a) Includes $1.1 million of fully amortized intangibles removed from reserve and $0.7 million of cumulative translation adjustments.


                                                               SCHEDULE X

                      WHITMAN CORPORATION AND SUBSIDIARIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (in Millions)

                                    Charged to Costs and Expenses
                                     for Year Ended December 31
                               --------------------------------------
                                 1993           1992           1991
                               --------       --------       --------
Maintenance and repairs         $ 42.8         $ 41.4         $ 40.4
Advertising costs                 41.1           38.2           37.4

                                 EXHIBIT INDEX

  No.*    Description of Exhibit
- --------  ----------------------------------------------------------------

(3)a+     Certificate of Incorporation as Restated April 30, 1987, and
            subsequently amended through June 24, 1992.
(3)b@     By-Laws, as Amended July 17, 1989.
(4)a#     Indenture dated as of January 15, 1993, between Whitman
            Corporation and The First National Bank of Chicago, Trustee.
(4)b#     Form of 7-1 2% Note due February 1, 2003, issued pursuant to the
            Indenture filed as Exhibit (4)a to the Whitman Corporation
            1992 Annual Report on Form 10-K.
(4)c      Form of Medium-Term Note, Series A, issued pursuant to the
            Indenture dated January 15, 1993 filed as Exhibit 4(a) to the
                 Whitman Corporation 1992 Annual Report on Form 10-K.
(4)d      Form  of 6-1 2% Note due February 1, 2006, issued pursuant to the
                 Indenture dated January 15, 1993 filed as Exhibit 4(a) to the Whitman Corporation 1992 Annual Report on Form 10-K.
(10)a#    **1982 Stock Option, Restricted Stock Award and Performance Award
                 Plan (as amended through June 16, 1989).
(10)b#    **Amendment No. 2 to 1982 Stock Option, Restricted Stock Award
                 and Performance Award Plan made as of September 1, 1992.
(10)c#    **Form of Nonqualified Stock Option Agreement.
(10)d#    **Amendment to 1982 Stock Option, Stock Award and Performance
                 Award Plan made as of February 19, 1993.
(10)e#    **Form of Severance Compensation and Change in Control Agreement
                 dated as of March 17, 1989.
(10)f#    **Form of Amendment to Severance Compensation and Change in
            Control Agreement dated July 1, 1992.
(10)g#    **Management Incentive Compensation Plan.
(10)h#    **Long Term Performance Compensation Program.
(10)i     **Whitman Corporation Executive Retirement Plan, as Amended and
            Restated Effective January 1, 1991 and December 31, 1993.
(10)j     **Hussmann Corporation Executive Retirement Plan, as Amended and
            Restated Effective January 1, 1991 and December 31, 1993.
(10)k     **Midas International Corporation Executive Retirement Plan, as
            Amended and Restated Effective January 1, 1991 and December
            31, 1993.
(10)l     **Pepsi-Cola General Bottlers, Inc. Executive Retirement Plan, as
            Amended and Restated Effective January 1, 1991 and December
            31, 1993.
(10)m#    **Deferred Compensation Plan for Directors, as Amended November
            18, 1988.
(10)n#    **Director Emeritus Program, as amended through February 16,
            1990.
(10)o     **Whitman Corporation Retirement Savings Plan, as Amended and
            Restated Effective January 1, 1994.
(10)p     **Form of Restricted Stock Award Agreement.
(12)      Statement of Calculation of Ratio of Earnings to Fixed Charges.
(13)      1993 Annual Report to Shareholders (only the portions
            incorporated by reference are included in    this Exhibit)
(21)      Subsidiaries of the Registrant.
(24)      Powers of Attorney.

Exhibit Reference Explanations
- ------------------------------

*         References are to Exhibit Table, Item 601 of Regulation S-K.
** Exhibit constitutes a management contract or compensatory plan, contract or arrangement described under Item 601(b)(10)(iii)(A) of Regulation S-K.
+ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 as Exhibit 3.
@ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 as Exhibit 3.
# Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 under the indicated Exhibit number.