Form 10-Q
period 1994-03-31
WHITMAN CORP
filed 1994-05-05
CIK 49573

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1994

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from         to
                                    -------    -------

                         Commission File Number 1-4710

                              WHITMAN CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                  36-6076573
- - --------------------------------         -------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                 Identification Number)


3501 Algonquin Road, Rolling Meadows, Illinois               60008
- - ----------------------------------------------             ----------
   (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code (708) 818-5000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                YES  X     NO
                                                   ------    ------

As of April 29, 1994, the Registrant had 105,408,687 outstanding shares (excluding treasury shares) of common stock, no par value.

- - ----------------------------------------------------------------------------
                                    CONTENTS

PART I          FINANCIAL INFORMATION
                Item 1. Financial Statements
                           Condensed Consolidated Statements of Income
                           Condensed Consolidated Balance Sheets
                           Condensed Consolidated Statements of Cash Flows Notes to Condensed Consolidated Financial Statements
                Item 2. Management's Discussion and A
                           Condition and Results of Operations

PART II         OTHER INFORMATION

SIGNATURE
- - ----------------------------------------------------------------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                         Quarter Ended
                                                            March 31,
                                                    -----------------------
                                                      1994           1993
                                                    --------       --------
                                                      (in millions, except
                                                         per-share data)

Sales and Revenues                                   $ 546.9        $ 522.5
Cost of Goods Sold                                     353.9          339.5
                                                     -------        -------
   Gross Profit                                        193.0          183.0
Selling, General and Administrative Expenses           143.2          138.3
Amortization Expense                                     4.3            4.2
                                                     -------        -------
   Operating Income                                     45.5           40.5
Interest Expense                                       (19.0)         (23.8)
Interest Income                                          1.6            2.4
Other Expense, Net                                      (6.2)          (0.3)
                                                     -------        -------
   Income Before Income Taxes                           21.9           18.8
Provision for Income Taxes                               9.4            8.0
                                                     -------        -------
   Income  Before Minority Interest and
     Cumulative Effect of Accounting Change             12.5           10.8
Minority Interest                                        2.7            2.4
                                                     -------        -------
Income before Cumulative Effect of
   Accounting Change                                     9.8            8.4
Cumulative Effect of Accounting Change                   --           (24.0)
                                                     -------        -------
Net Income (Loss)                                    $   9.8        $ (15.6)
                                                     =======        =======

Average Number of Common Shares Outstanding            106.5          107.4
                                                     =======        =======
Income (Loss) per Common Share:
   Before Cumulative Effect of Accounting Change     $ 0.09         $ 0.08
   Cumulative Effect of Accounting Change                --          (0.22)
                                                     -------        -------
     Net Income (Loss)                               $ 0.09         $(0.14)
                                                     =======        =======
Cash Dividends per Common Share                      $0.075         $0.065
                                                     =======        =======

See accompanying notes to condensed consolidated financial statements.
- - ----------------------------------------------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                  March 31,    December 31,
                                                    1994           1993
                                                ------------   ------------
                                                       (in millions)
ASSETS:
Current Assets:
   Cash and Cash Equivalents                     $    50.9      $    93.0
   Receivables                                       287.4          324.1
   Inventories                                       227.4          222.7
   Other Current Assets                               52.7           51.4
                                                 ----------     ----------
     Total Current Assets                            618.4          691.2
                                                 ----------     ----------
Investments                                          238.1          238.5
Property (at Cost)                                 1,127.7        1,106.9
Accumulated Depreciation and Amortization           (552.6)        (534.1)
                                                 ----------     ----------
   Net Property                                      575.1          572.8
Intangible Assets                                    539.3          525.9
Other Assets                                          75.8           74.8
                                                 ----------     ----------
   Total Assets                                  $ 2,046.7      $ 2,103.2
                                                 ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-Term Debt, Including Current Portion
     of Long-Term Debt                           $    94.5      $    90.0
   Accounts and Dividends Payable                    197.9          232.9
   Other Current Liabilities                         129.9          149.8
                                                 ----------     ----------
     Total Current Liabilities                       422.3          472.7
                                                 ----------     ----------
Long-Term Debt                                       747.6          749.3
Deferred Income Taxes                                 62.8           66.6
Other Liabilities                                    124.0          124.7
Minority Interest                                    194.8          172.9
Shareholders' Equity:
   Common Stock (No par, 250.0 million shares
     authorized; 105.7 million shares outstanding
     at March 31, 1994 and 107.1  million shares
     outstanding at December 31, 1993)               404.9          404.4
   Retained Income                                   174.8          172.4
   Cumulative Translation Adjustment                 (53.1)         (52.3)
   Treasury Common Stock                             (31.4)          (7.5)
                                                 ----------     ----------
     Total Shareholders' Equity                      495.2          517.0
                                                 ----------     ----------
   Total Liabilities and Shareholders' Equity    $ 2,046.7      $ 2,103.2
                                                 ==========     ==========

See accompanying notes to condensed consolidated financial statements.
- - ----------------------------------------------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Quarter Ended
                                                           March 31,
                                                      ------------------
                                                      1994         1993
                                                         (in millions)

Cash Flows from Operating Activities:
Income Before Cumulative Effect of Accounting Change  $  9.8     $  8.4
Adjustments to Reconcile to Net Cash Provided by
   Operating Activities:
     Depreciation and Amortization                      24.3       23.6
     Other                                               5.7        6.2
Changes in Assets and Liabilities, Net of
   Acquisitions and Dispositions:
     Decrease in Receivables                            38.0       16.0
     Increase in Inventories                            (4.1)      (3.8)
     Decrease in Payables                              (35.2)      (6.3)
     Net Change in Other Assets and Liabilities        (28.4)     (24.3)
                                                      ------     ------
Net Cash Provided by Continuing Operations              10.1       19.8
Net Cash Used in Discontinued Operations                (1.5)      (2.1)
                                                      ------     ------
   Net Cash Provided by Operating Activities             8.6       17.7
                                                      ------     ------
Cash Flows from Investing Activities:
Capital Investments, Net                               (20.5)     (12.2)
Increase in Investments                                  0.5     (138.5)
                                                      ------     ------
   Net Cash Used in Investing Activities               (20.0)    (150.7)
                                                      ------     ------
Cash Flows from Financing Activities:
Proceeds  from Issuance of Long-Term Debt              101.6      124.3
Repayment of Long-Term Debt                            (52.1)      (2.5)
Net Repayment of Bank Lines of Credit
   and Commercial Paper                                (48.6)       --
Common Dividends                                        (7.9)      (7.0)
Treasury Stock Purchases                               (23.9)       --
Issuance of Common Stock                                 0.5        1.2
                                                      ------     ------
   Net Cash Provided By (Used in) Financing
     Activities                                        (30.4)     116.0
                                                      ------     ------
Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                     (0.3)       --
                                                      ------     ------
Change in Cash and Cash Equivalents                    (42.1)     (17.0)
Cash and Cash Equivalents at January 1                  93.0      132.5
                                                      ------     ------
Cash and Cash Equivalents at March 31                 $ 50.9     $115.5
                                                      ======     ======


See accompanying notes to condensed consolidated financial statements.
- - ----------------------------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Registrant believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report to Shareholders incorporated by reference in its Annual Report on Form 10-K for the year ended December 31, 1993. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods presented.

2. During the first quarter of 1994, the Registrant's subsidiary, Pepsi General, acquired a Pepsi-Cola franchise in Waterloo, Iowa, from Midland Bottling Co. ("Midland Bottling"), a subsidiary of PepsiCo, Inc. The acquisition was made through a tax-free merger in which Pepsi General issued 2,025 shares of its Preferred Stock, Series A, to Midland Bottling. The effects of this acquisition, had it been acquired on January 1, 1994, would not have been significant to operating results.

    The holder(s) of the Series A Preferred Stock are entitled to a cumulative dividend payable semi-annually at a rate for each dividend period equal to the sum of the six-month LIBOR rate plus 25 basis points, multiplied by 64 percent. No dividends or payments in liquidation may be made with respect to common stock or any other stock ranking on a parity with, or which is subordinate in right of payment to, the Series A Preferred Stock. PepsiCo, Inc. owns 20 percent of Pepsi General's common stock.

    The Series A Preferred Stock may be redeemed at the option of the holder(s) thereof anytime after the fifth anniversary of the date on which it was issued, which was January 25, 1994. The Series A Preferred Stock may also be redeemed by Pepsi General in whole or in part at anytime after the tenth anniversary date of issuance. The redemption price is $10,000 per share, plus accrued dividends to the date of redemption. The net book value of the Series A Preferred Stock is $20.3 million at March 31, 1994 and is included in the minority interest caption on the Registrant's balance sheet.

3. In the first quarter of 1993, the Registrant adopted Statement of Financial Accounting Standards No. 106, which among other items, required the Registrant to reflect in its financial statements estimates of future costs of medical and survivor benefits for certain retirees. Previously, the costs of the Registrant's retiree medical and survivor benefit programs were recognized in the financial statements on a cash accounting basis. The cumulative effect of adopting this change in accounting principle as of January 1, 1993 resulted in a non-cash pretax charge of $38.7 million ($24.0 million after-tax, or $0.22 per share) and is reported as a separate component in the Registrant's Condensed Consolidated Statements of Income. The effect of Statement No. 106 on annual postretirement benefit expense, compared with the previous accounting method, is not significant.

4. Effective January 1, 1993, the Registrant adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Statement No. 109 supersedes existing accounting standards for income taxes including Statement No. 96 which the Registrant adopted in 1988. Adoption of Statement No. 109 did not result in any cumulative adjustment and did not have any significant effect on the Registrant's financial statements or results of operations due to the Registrant's use of the liability method previously adopted under Statement 96.

5. Net cash provided by operating activities reflected cash payments for interest and income taxes as follows:
                                                      Three Months Ended
                                                           March 31,
                                                     --------------------
                                                      1994         1993
                                                     -------      -------
                                                         (in millions)

             Interest Paid                            $ 23.9      $ 17.0
             Interest Received                           1.7         2.6
             Income Taxes Paid                           9.6         8.7

6.        As of March 31, 1994, the components of inventory were approximately:
          raw materials and supplies -- 32.6 percent; work in process -- 18.6 percent; and finished goods -- 48.8 percent.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1994, the Registrant had cash and cash equivalents of $50.9 million, compared with $93.0 million at December 31, 1993. The decrease in cash during the first quarter of 1994 principally resulted from the purchase of treasury stock, capital investments and dividends.

    In the first quarter, the Registrant issued debt totaling $101.6 million, principally consisting of 12 year notes with an interest rate of 6.5 percent. The proceeds from the issuance of long-term debt was used primarily to repay long-term debt totaling $52.1 million and borrowings under bank lines of credit and commercial paper totaling $48.6 million. In total, the Registrant's debt increased $2.8 million from December 31, 1993 to $842.1 million at March 31, 1994.

    Cash provided from operations amounted to $8.6 million in the first quarter of 1994, compared with $17.7 million in the first quarter of 1993. The reduction of $9.1 million principally resulted from higher payable disbursements, partially offset by higher receivable collections. Cash provided from operations, together with existing cash balances, was used principally for capital investments, dividends and treasury stock purchases.

    The Registrant had contractual bank lines of credit of $250.0 million at March 31, 1994, unchanged from December 31, 1993. The Registrant also maintains a $100 million commercial paper program. There were borrowings under these programs of $35.0 million and $83.6 million at March 31, 1994 and December 31, 1993, respectively.

                             RESULTS OF OPERATIONS
              1994 FIRST QUARTER COMPARED WITH 1993 FIRST QUARTER

    Sales and revenues increased 4.7 percent to $546.9 million in the first quarter of 1994 with revenue increases being reported by each of the Registrant's three major business segments. Sales for the Registrant's three major business segments are summarized below:

                                      Quarter Ended
                                        March 31,
                                    ----------------      %
                                     1994      1993    Change
                                    ------    ------   ------
                                      (in millions)

    Pepsi General                  $ 275.0   $ 257.2     6.9
    Midas                            110.4     103.9     6.3
    Hussmann                         161.5     161.4     0.1
                                   -------   -------
    Total Sales and Revenues       $ 546.9   $ 522.5     4.7
                                   =======   =======

    Pepsi General's revenues increased by $17.8 million, reflecting the benefits of both improved product demand and higher selling prices. Case volume was 4.9 percent higher in the first quarter of 1994 compared with the first quarter of 1993. Midas revenues increased $6.5 million, chiefly due to higher retail sales in the United States. Hussmann sales were essentially flat with last year with stronger sales in Canada, Mexico and the United Kingdom being essentially offset by lower sales in the U.S. Demand for supermarket equipment in the U.S., which was unusually strong in the first quarter of 1993, returned to more normalized levels in 1994.

    Gross profit improved 5.5 percent to $193.0 million, primarily due to the increase in sales. Gross profit margins increased to 35.3 percent from
35.0 percent in 1993, generally caused by both higher sales volume and higher selling prices at Pepsi General.

    Selling, general and administrative expenses increased $4.9 million, or
3.5 percent. As a percent of sales, S,G&A expense represented 26.2 percent, down 0.3 percentage points from last year. Amortization expense did not change significantly.

    Operating income increased $5.0 million, or 12.3 percent, to $45.5 million with increases reported by Pepsi General and Midas, partially offset by a decline reported by Hussmann. Operating income for the Registrant's major business segments for the first quarter of 1994 compared with 1993 is summarized below:
                                      Quarter Ended
                                        March 31,
                                    -----------------     %
                                     1994      1993    Change
                                    -------   -------  -------
                                      (in millions)

       Pepsi General               $  33.8   $  28.6    18.2
       Midas                           8.8       8.2     7.3
       Hussmann                        7.0       7.4    (5.4)
                                   -------   -------
       Subsidiary Operating Income    49.6      44.2    12.2
       Corporate Admin. Expenses      (4.1)     (3.7)   10.8
                                   -------   -------
       Total Operating Income      $  45.5   $  40.5    12.3
                                   =======   =======

    In the first quarter, Pepsi General had record operating earnings, primarily reflecting the benefits of higher volumes and prices. Midas' operating earnings were up $0.6 million, or 7.3 percent, principally reflecting improved retail sales in the U.S. and the impact of its new sales and marketing programs. Hussmann reported earnings of $7.0 million, down
5.4 percent from last year's record of $7.4 million. The decrease chiefly resulted from lower U.S. earnings, principally reflecting lower sales. Hussmann's lower U.S. earnings were partially offset by improved earnings in Canada and the U.K. due to higher sales.

    Net interest expense declined by $4.0 million as a result of the Registrant's debt refinancing program. During 1993 and the first quarter of 1994, the Registrant repaid $482.9 million of debt from cash provided by operations and proceeds from $364.9 million of debt issued during 1993 and the first quarter of 1994 which had an average interest cost of 6.3%, more than 300 basis points below the debt the refinancings replaced.

    Other expense increased $5.9 million to $6.2 million for the first quarter of 1994. The increase principally reflected a variance in gains and losses from asset sales.
- - ---------------------------------------------------------------------------

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

   (a)   Exhibits.

   12.   Statement of Calculation of Ratio of Earnings to Fixed Charges.

   (b)   Reports on Form 8-K.

   None filed during the first quarter ended March 31, 1994
- - ----------------------------------------------------------------------------
                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WHITMAN CORPORATION

Date:  May 5, 1994                    By: /s/ FRANK T. WESTOVER
                                          -----------------------------------
                                          Frank T. Westover
                                          Senior Vice President and Controller
                                          (As Chief Accounting Officer and Duly
                                          Authorized Officer of Whitman
                                          Corporation)