Form 10-Q
period 1994-06-30
WHITMAN CORP
filed 1994-08-03
CIK 49573

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      Form 10-Q

     (Mark One)
     /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1994

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from        to
                                         ------    ------

                            Commission File Number 1-4710

                                 WHITMAN CORPORATION

                (Exact name of registrant as specified in its charter)


                    Delaware                                36-6076573
     -------------------------------------       ------------------------------
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)              Identification Number)


     3501 Algonquin Road, Rolling Meadows, Illinois           60008
     -----------------------------------------------         -------
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

                                                        YES /x/      NO / /

     As of July 29, 1994, the Registrant had 105,167,958 outstanding shares (excluding treasury shares) of common stock, no par value, the Registrant's only class of common stock.


                                       CONTENTS

     PART I    FINANCIAL INFORMATION

               Item 1.   Financial Statements
                            Condensed Consolidated Statements of Income
                            Condensed Consolidated Balance Sheets
                            Condensed Consolidated Statements of Cash Flows Notes to Condensed Consolidated Financial Statements
               Item 2.   Management's Discussion and Analysis of Financial
                            Condition and Results of Operations

     PART II   OTHER INFORMATION

               Item 4.   Submission of Matters to a Vote of Security Holders
               Item 6.   Exhibits and Reports on Form 8-K

     SIGNATURE


                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)

                                            Quarter Ended     Six Months Ended
                                              June 30,            June 30,
                                          -----------------   -----------------
                                           1994      1993      1994      1993
                                          -------   -------   -------   -------
                                          (in millions, except per-share data)


     Sales and Revenues                 $  673.5  $  634.7  $1,220.4  $1,157.2
     Cost of Goods Sold                    424.8     401.0     778.7     740.5
                                        --------  --------  --------  --------
     Gross Profit                          248.7     233.7     441.7     416.7
     Selling, General and Administrative
       Expenses                            153.1     147.9     296.3     286.2
     Amortization Expense                    4.4       4.3       8.7       8.5
                                        --------  --------  --------  --------
     Operating Income                       91.2      81.5     136.7     122.0
     Interest Expense                      (17.8)    (25.4)    (36.8)    (49.2)
     Interest Income                         1.7       3.3       3.3       5.7
     Other Expense, Net                     (5.3)     (3.3)    (11.5)     (3.6)
                                        --------  --------  --------  --------
       Income Before Income Taxes           69.8      56.1      91.7      74.9
     Income Tax Provision                   29.1      23.2      38.5      31.2
       Income Before Minority Interest  --------  --------  --------  --------
         and Cumulative Effect of
         Accounting Change                  40.7      32.9      53.2      43.7
     Minority Interest                       4.9       3.8       7.6       6.2
                                        --------  --------  --------  --------
     Income Before Cumulative Effect of
       Accounting Change                    35.8      29.1      45.6      37.5
     Cumulative Effect of
       Accounting Change                      --        --        --     (24.0)
                                        --------  --------  --------  --------
     Net Income                         $   35.8  $   29.1  $   45.6  $   13.5
                                        ========  ========  ========  ========
     Average Number of Common Shares
       Outstanding                         106.0     107.4     106.2     107.4
                                        ========  ========  ========  ========
     Income (Loss) per Common Share:
     Before Cumulative Effect of
       Accounting Change                $   0.34  $   0.27  $   0.43  $   0.35
     Cumulative Effect of Accounting
       Change                                 --        --        --     (0.22)
                                        --------  --------  --------  --------
       Net Income                       $   0.34  $   0.27  $   0.43  $   0.13
                                        ========  ========  ========  ========
     Cash Dividends per Common Share    $  0.085  $  0.075  $  0.160  $  0.140
                                        ========  ========  ========  ========


        See accompanying notes to condensed consolidated financial statements.

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)


                                                   June 30,     December 31,
                                                     1994           1993
                                                 ------------   ------------
                                                        (in millions)
     ASSETS:
     Current Assets:
       Cash and Cash Equivalents                   $    75.1      $    93.0
       Receivables                                     318.5          324.1
       Inventories                                     240.8          222.7
       Other Current Assets                             50.7           51.4
                                                    --------       --------
         Total Current Assets                          685.1          691.2
     Investments                                       213.6          238.5
     Property (at Cost)                              1,149.9        1,106.9
     Accumulated Depreciation and Amortization        (569.6)        (534.1)
                                                    --------       --------
       Net Property                                    580.3          572.8
     Intangible Assets                                 536.3          525.9
     Other Assets                                       75.5           74.8
                                                    --------       --------
     Total Assets                                  $ 2,090.8      $ 2,103.2
                                                    ========       ========
     LIABILITIES AND SHAREHOLDERS' EQUITY:
     Current Liabilities:
       Short-Term Debt, Including Current Portion
         of Long-Term Debt                         $    90.0       $   90.0
       Accounts and Dividends Payable                  253.9          232.9
       Other Current Liabilities                       138.7          149.8
                                                    --------       --------
         Total Current Liabilities                     482.6          472.7
     Long-Term Debt                                    737.9          749.3
     Deferred Income Taxes                              48.1           66.6
     Other Liabilities                                 128.8          124.7
     Minority Interest                                 198.4          172.9
     Shareholders' Equity:
       Common Stock (No par, 250.0 million shares
         authorized; 105.2 million shares outstanding
         at June 30, 1994 and 107.1 million shares
         outstanding at December 31, 1993)             404.9          404.4
       Retained Income                                 201.6          172.4
       Cumulative Translation Adjustment               (54.0)         (52.3)
       Net Unrealized Investment Losses                (18.0)           --
       Treasury Common Stock                           (39.5)          (7.5)
                                                    --------       --------
         Total Shareholders  Equity                    495.0          517.0
                                                    --------       --------
     Total Liabilities and Shareholders' Equity    $ 2,090.8      $ 2,103.2
                                                    ========       ========

        See accompanying notes to condensed consolidated financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                                              Six Months Ended
                                                                  June 30,
                                                              -----------------
                                                               1994      1993
                                                              -------   -------
                                                                (in millions)
     Cash Flows from Operating Activities:
     Income Before Cumulative Effect of Accounting
       Change                                                $  45.6    $ 37.5
     Adjustments to Reconcile to Net Cash Provided by
     Operating Activities:
       Depreciation and Amortization                            49.2      48.2
       Other                                                    10.1      13.2
     Changes in Assets and Liabilities, Net of Acquisitions
     and Dispositions:
       Decrease (Increase) in Receivables                        6.9     (25.6)
       Increase in Inventories                                 (17.5)    (15.8)
       Increase in Payables                                     20.8      32.6
     Net  Change in Other Assets and Liabilities               (15.9)     (4.7)
                                                             -------   -------
     Net Cash Provided by Continuing Operations                 99.2      85.4
     Net Cash Used in Discontinued Operations                   (0.3)     (4.5)
                                                             -------   -------
       Net Cash Provided by Operating Activities                98.9      80.9
                                                             -------   -------
     Cash Flows from Investing Activities:
     Capital Investments, Net                                  (47.2)    (31.3)
     Increase in Investments                                    (5.7)   (145.9)
                                                             -------   -------
       Net Cash Used in Investing Activities                   (52.9)   (177.2)
                                                             -------   -------
     Cash Flows from Financing Activities:
     Proceeds  from Issuance of Long-Term Debt                 111.7     201.4
     Repayment of Long-Term Debt                              (166.5)    (27.2)
     Net Borrowings of Bank Lines of Credit and Commercial
       Paper                                                    39.9       --
     Increase (Decrease) in Current Debt                         --        0.1
     Common Dividends                                          (16.9)    (15.0)
     Treasury Stock Purchases                                  (32.5)      --
     Issuance of Common Stock                                    1.0       1.4
                                                             -------   -------
       Net Cash Provided by (Used in) Financing Activities     (63.3)    160.7
                                                             -------   -------
     Effect of Exchange Rate Changes on Cash and Cash
       Equivalents                                              (0.6)      0.7
                                                             -------   -------
     Change in Cash and Cash Equivalents                       (17.9)     65.1
     Cash and Cash Equivalents at January 1                     93.0     132.5
                                                             -------   -------
     Cash and Cash Equivalents at June 30                    $  75.1    $197.6
                                                             =======   =======
       See accompanying notes to condensed consolidated financial statements.


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

     3. At June 30, 1994, investments included common stock held in Northfield Laboratories, Inc. having a book carrying value of $37.4 million. During May, 1994, Northfield Laboratories went public through an initial public offering of 2,500,000 shares of common stock. Prior to the offering, there had been no public market for any Northfield Laboratories securities. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Registrant adjusted its investment in Northfield Laboratories to reflect the current market value. The fair value of these securities based upon quoted market prices was lower than the book carrying value by $28.1 million at June 30, 1994. The net unrealized loss on the Northfield Laboratories investment after reflecting deferred tax benefits of $10.1 million was reported directly in a separate shareholders' equity account, Net Unrealized Investment Losses.

     4. In the first quarter of 1993, the Registrant adopted Statement of Financial Accounting Standards No. 106, which among other items, required the Registrant to reflect in its financial statements estimates of future costs of medical and survivor benefits for certain retirees. Previously, the costs of the Registrant's retiree medical and survivor benefit programs were recognized in the financial statements on a cash accounting basis. The cumulative effect of adopting this change in accounting principle as of January 1, 1993 resulted in a non-cash pretax charge of $38.7 million ($24.0 million after-tax, or $0.22 per share) and is reported as a separate component in the Registrant's Condensed Consolidated Statements of Income. The effect of Statement No. 106 on annual postretirement benefit expense, compared with the previous accounting method, is not significant.

     5. Effective January 1, 1993, the Registrant adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Statement No. 109 supersedes existing accounting standards for income taxes including Statement No. 96 which the Registrant adopted in 1988. Adoption of Statement No. 109 did not result in any cumulative adjustment and did not have any significant effect on the Registrant's financial statements or results of operations due to the Registrant's use of the liability method previously adopted under Statement 96.

     6. Net cash provided by operating activities reflected cash payments for interest and income taxes as follows:

                                                    Six Months Ended
                                                        June 30,
                                                    -----------------
                                                     1994      1993
                                                    -------   -------
                                                      (in millions)

                         Interest Paid             $  35.2   $  34.2
                         Interest Received             3.3       5.7
                         Income Taxes Paid            36.0      27.3

     7. As of June 30, 1994, the components of inventory were approximately: raw materials and supplies -- 30.7 percent; work in process -- 18.3 percent; and finished goods --51.0 percent.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           LIQUIDITY AND CAPITAL RESOURCES

          At June 30, 1994, the Registrant had cash and cash equivalents of $75.1 million, compared with $93.0 million at December 31, 1993. The decrease in cash during the first six months of 1994 principally resulted from the purchase of treasury stock, capital investments, net debt retirement and dividends, partially offset by cash provided from operations.

          In the first six months of 1994, the Registrant issued debt totaling $111.7 million, principally consisting of 12-year notes with an interest rate of 6.5 percent. In addition, the Registrant increased borrowings under bank lines of credit and commercial paper by $39.9 million. The proceeds from the issuance of debt along with cash provided from operations was used primarily to repay long-term debt totaling $166.5 million. In total, the Registrant's debt decreased $11.4 million from December 31, 1993 to $827.9 million at June 30, 1994.

          Cash provided from operations amounted to $98.9 million in the first six months of 1994, compared with $80.9 million in the first six months of 1993. The increase of $18.0 million principally resulted from higher income and higher receivable collections, partially offset by higher payable disbursements. Cash provided from operations, together with existing cash balances, was used principally for capital investments, dividends, treasury stock purchases and net debt retirement.

          The Registrant had contractual bank lines of credit of $300.0 million at June 30, 1994, up $50.0 million from December 31, 1993. The Registrant also maintains a $200 million commercial paper program. There were borrowings under these programs of $123.5 million and $83.6 million at June 30, 1994 and December 31, 1993, respectively.

                                RESULTS OF OPERATIONS
                1994 SECOND QUARTER COMPARED WITH 1993 SECOND QUARTER

          Sales and revenues increased 6.1 percent to $673.5 million in the second quarter of 1994 with revenue increases being reported by each of the Registrant's three major subsidiaries. Sales for the Registrant's three major subsidiaries are summarized below:

                                                Quarter Ended
                                                   June 30,
                                               ----------------       %
                                                1994      1993     Change
                                               ------    ------    ------
                                                 (in millions)

               Pepsi General                  $ 323.8   $ 297.7      8.8
               Midas                            146.1     139.5      4.7
               Hussmann                         203.6     197.5      3.1
                                              -------   -------
               Total Sales and Revenues       $ 673.5   $ 634.7      6.1
                                              =======   =======

          Pepsi General's revenues increased by $26.1 million, reflecting the benefits of both improved product demand and higher selling prices. Case volume was 7.0 percent higher in the second quarter of 1994 compared with the second quarter of 1993. Midas revenues increased $6.6 million, chiefly due to higher retail sales in the United States. Hussmann sales increased $6.1 million with stronger sales in Canada, Mexico and the United Kingdom partially offset by lower sales in the U.S. Demand for supermarket equipment in the U.S., which was unusually strong in the second quarter of 1993, returned to more normalized levels in 1994.

          Gross profit increased 6.4 percent to $248.7 million, primarily due to the increase in sales. Gross profit margins increased to 36.9 percent from
     36.8 percent in 1993, generally reflecting the benefits of both higher sales volume and higher selling prices at Pepsi General, partially offset by lower margins at Hussmann, reflecting increasing competitive pricing pressures and a change in product selling mix.

          Selling, general and administrative expenses increased $5.2 million, or 3.5 percent. As a percent of sales, S,G&A expense represented 22.7 percent, down 0.6 percentage points from last year. Amortization expense did not change significantly.

          Operating income increased $9.7 million, or 11.9 percent, to $91.2 million with higher earnings being reported by all three of the Registrant's major subsidiaries. Operating income for the Registrant's major subsidiaries for the second quarter of 1994 compared with 1993 is summarized below:

                                                Quarter Ended
                                                   June 30,
                                               ----------------       %
                                                1994      1993     Change
                                               ------    ------    ------
                                                 (in millions)

          Pepsi General                         $50.7     $44.2     14.7
          Midas                                  24.9      23.7      5.1
          Hussmann                               19.8      17.3     14.5
                                                ------    ------
          Subsidiary Operating Income            95.4      85.2     12.0
          Corporate Administrative Expenses      (4.2)     (3.7)    13.5
                                                ------    ------
          Total Operating Income                $91.2     $81.5     11.9
                                                ======    ======

          In the second quarter, Pepsi General had record operating earnings, primarily reflecting the benefits of higher volumes and prices. Midas' operating earnings were also a record, up $1.2 million, or 5.1 percent,
     principally reflecting improved retail sales in the U.S.   Midas'
     international operations were essentially flat for the quarter as a stronger performance in Europe was offset by weaker results in Canada and Australia. Hussmann reported record earnings of $19.8 million, up 14.5 percent from the earnings of a year ago. The increase chiefly resulted from improved earnings in Mexico due to higher sales, and higher earnings in the U.S. and Canada, principally reflecting the benefits of ongoing programs to contain costs and improve the efficiency of manufacturing operations.

          Net interest expense declined by $6.0 million as a result of the Registrant's debt refinancing program. During the last eighteen months, the Registrant repaid $597.3 million of debt from cash provided by operations, bank borrowings under bank lines and commercial paper programs, and proceeds from $375.0 million of debt issued during that period which had an average interest cost of 6.9%, more than 300 basis points below the debt the refinancings replaced.

          Other expense increased $2.0 million to $5.3 million for the second quarter of 1994. The increase principally reflected a variance in gains and losses from asset sales.


                                RESULTS OF OPERATIONS
              1994 FIRST SIX MONTHS COMPARED WITH 1993 FIRST SIX MONTHS

          Sales and revenues increased 5.5 percent to $1,220.4 million in the first six months of 1994, with increases being reported by all three of the Registrant's major subsidiaries. Sales for the Registrant's three major subsidiaries for the first six months of 1994 compared with 1993 are summarized below:

                                               Six Months Ended
                                                   June 30,
                                               ----------------       %
                                                1994      1993     Change
                                               ------    ------    ------
                                                 (in millions)

          Pepsi General                      $  598.8  $  554.9      7.9
          Midas                                 256.5     243.4      5.4
          Hussmann                              365.1     358.9      1.7
                                             --------  --------
          Total Sales and Revenues           $1,220.4  $1,157.2      5.5
                                             ========  ========

          Pepsi General's revenues increased by $43.9 million, reflecting improved product demand and higher selling prices. Case volume increased
     6.0 percent in the first six months of 1994 compared with the corresponding period of 1993. Midas revenues increased $13.1 million, chiefly due to higher retail sales in the United States. Hussmann's revenues increased $6.2 million, or 1.7 percent, with stronger sales in Canada, Mexico and the United Kingdom, partially offset by lower sales in the U.S. Demand for supermarket equipment in the U.S., which was unusually strong in the first six months of 1993, returned to more normalized levels in 1994.

          Gross profit increased 6.0 percent to $441.7 million, primarily due to the increase in sales. Gross profit margins increased to 36.2 percent from
     36.0 percent in 1993, generally reflecting the benefits of both higher sales volume and higher selling prices at Pepsi General partially offset by lower margins at Hussmann, reflecting increasing competitive pricing pressures and a change in product selling mix.

          Selling, general and administrative expenses increased $10.1 million, or 3.5 percent. As a percent of sales, S,G&A expense represented 24.3 percent, down 0.4 percentage points from last year. Amortization expense did not change significantly.

          Operating income increased $14.7 million, or 12.0 percent, to $136.7 million with increases reported by all three of the Registrant's major subsidiaries. Operating income for the Registrant's major subsidiaries for the first six months of 1994 compared with 1993 is summarized below:

                                               Six Months Ended
                                                   June 30,
                                               ----------------       %
                                                1994      1993     Change
                                               ------    ------    ------
                                                 (in millions)

          Pepsi General                       $  84.5   $  72.8     16.1
          Midas                                  33.7      31.9      5.6
          Hussmann                               26.8      24.7      8.5
                                              -------   -------
          Subsidiary Operating Income           145.0     129.4     12.1
          Corporate Administrative Expenses      (8.3)     (7.4)    12.2
                                              -------   -------
          Total Operating Income              $ 136.7   $ 122.0     12.0
                                              =======   =======

          In the first six months, Pepsi General had record operating earnings, primarily reflecting the benefits of higher volumes and prices. Midas' operating earnings were up $1.8 million, or 5.6 percent, principally reflecting improved retail sales in the U.S. and the impact of its new sales and marketing programs. Hussmann reported record earnings of $26.8 million, up 8.5 percent from the earnings of a year ago. The increase chiefly resulted from improved earnings in Canada, Mexico and the United Kingdom due to higher sales.

          Net interest expense declined by $10.0 million as a result of the Registrant's debt refinancing program. During the last eighteen months, the Registrant repaid $597.3 million of debt from cash provided by operations, bank borrowings under bank lines and commercial paper programs, and proceeds from $375.0 million of debt issued during that period which had an average interest cost of 6.9%, more than 300 basis points below the debt the refinancings replaced.

          Other expense increased $7.9 million to $11.5 million for the first six months of 1994. The increase principally reflected a variance in gains and losses from asset sales.


     PART II - OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders.

          (a)  May 5, 1994 Annual Meeting of Shareholders.

          (b)  Election of Directors

               The following persons were elected at the Annual Meeting of Shareholders held May 5, 1994, to serve as Directors for the ensuing year:

                         Bruce S. Chelberg             Helen Galland
                         Richard G. Cline              Jarobin Gilbert, Jr.
                         James W. Cozad                Donald P. Jacobs
                         Pierre S. duPont IV           Charles S. Locke
                         Archie R. Dykes

          (c)  Matters Voted Upon

               Proposal Number 1 (Election of Directors)
               To consider and vote upon the Registrant's directors.

               The following votes were recorded with respect thereto:

                    Nominees                Votes For           Votes Withheld
                    --------                ---------           --------------

                    Bruce S. Chelberg       95,611,800          547,491
                    Richard G. Cline        95,665,518          493,778
                    James W. Cozad          95,639,903          519,393
                    Pierre S. duPont IV     95,615,621          543,675
                    Archie R. Dykes         95,567,771          591,525
                    Helen Galland           95,380,216          779,080
                    Jarobin Gilbert, Jr.    95,606,157          553,139
                    Donald P. Jacobs        95,600,876          558,420
                    Charles S. Locke        95,655,081          504,215

               Proposal Number 2 (Independent Public Accountants)
               To consider and vote upon the proposal to ratify the selection of KPMG Peat Marwick as the Registrant's independent public accountants.

               Votes For and Against and Abstentions on this matter were as follows:


                     For                    Against             Abstain
                    ------                  ----------          --------

                    95,673,053              158,089             328,154


     Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               12.  Statement of Calculation of Ratio of Earnings to Fixed
                    Charges.

          (b)  Reports on Form 8-K.

               None filed during the second quarter ended June 30, 1994.


                                      SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             WHITMAN CORPORATION

     Date:    August 3, 1994                 By:  /s/ FRANK T. WESTOVER
                                                  -----------------------------
                                                  Frank T. Westover
                                                  Senior Vice President and
                                                  Controller
                                                  (As Chief Accounting Officer
                                                  and Duly Authorized Officer of
                                                  Whitman Corporation)