Form 10-Q
period 1994-09-30
WHITMAN CORP
filed 1994-11-14
CIK 49573

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q
(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1994

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from         to
                                    -------    -------

                         Commission File Number 1-4710

                              WHITMAN CORPORATION

             (Exact name of registrant as specified in its charter)


          Delaware                                     36-6076573
- -----------------------------------          -----------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)



3501 Algonquin Road, Rolling Meadows, Illinois            60008
- ----------------------------------------------           -------
   (Address of principal executive offices)             (Zip Code)

       Registrant s telephone number, including area code (708) 818-5000


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

As of October 31, 1994, the Registrant had 105,474,202 outstanding shares (excluding treasury shares) of common stock, no par value, the Registrant s only class of common stock.


                                    CONTENTS

PART I  FINANCIAL INFORMATION
        Item 1.   Financial Statements
                     Condensed Consolidated Statements of Income
                     Condensed Consolidated Balance Sheets
                     Condensed Consolidated Statements of Cash Flows Notes to Condensed Consolidated Financial Statements
        Item 2.   Management s Discussion and Analysis of Financial
                     Condition and Results of Operations

PART II OTHER INFORMATION
        Item 6.   Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT 12 - STATEMENT OF CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES

EXHIBIT 27 - FINANCIAL DATA SCHEDULE

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                    Quarter Ended     Nine Months Ended
                                    September 30,       September 30,
                                  ----------------    ----------------
                                   1994      1993      1994      1993
                                 --------  --------  --------  --------
                                  (in millions, except per-share data)

Sales and Revenues               $   741.3 $   703.7 $ 1,961.7 $ 1,860.9
Cost of Goods Sold                   472.0     448.2   1,250.7   1,188.7
                                  --------  --------  --------  --------
  Gross Profit                       269.3     255.5     711.0     672.2
Selling, General and
  Administrative Expenses            156.5     146.4     452.8     432.6
Amortization Expense                   4.4       4.3      13.1      12.8
                                  --------  --------  --------  --------
  Operating Income                   108.4     104.8     245.1     226.8

Interest Expense                     (16.7)    (25.4)    (53.5)    (74.6)
Interest Income                        1.5       3.3       4.8       9.0
Other Expense, Net                    (5.3)     (3.9)    (16.8)     (7.5)
Unrealized Investment Loss           (24.2)      --      (24.2)      --
                                  --------  --------  --------  --------
  Income Before Income Taxes          63.7      78.8     155.4     153.7
Income Tax Provision                  28.1      33.6      66.6      64.8
  Income Before Minority Interest,--------  --------  --------  --------
   Extraordinary Loss and Cumulative
   Effect of Accounting Change        35.6      45.2      88.8      88.9
Minority Interest                      6.6       5.4      14.2      11.6
                                  --------  --------  --------  --------
Income Before Extraordinary Loss
  and Cumulative Effect of
  Accounting Change                   29.0      39.8      74.6      77.3

Extraordinary Loss on Early Debt
  Retirement after Taxes               --       (4.2)      --       (4.2)
Cumulative Effect of Accounting
  Change                               --        --        --      (24.0)
                                  --------  --------  --------  --------
Net Income                        $   29.0  $   35.6  $   74.6  $   49.1
                                  ========  ========  ========  ========
Average Number of Common Shares
  Outstanding                        106.3     107.5     106.2     107.5
                                  ========  ========  ========  ========
Income (Loss) per Common Share:
  Before Extraordinary Loss and
   Cumulative Effect of Accounting
   Change                        $   0.27  $   0.37  $   0.70  $   0.72
Extraordinary Loss on Early
  Debt Retirement                      --     (0.04)       --     (0.04)
Cumulative Effect of Accounting
  Change                               --        --        --     (0.22)
                                 --------  --------  --------  --------
Net Income                       $   0.27  $   0.33  $   0.70  $   0.46
                                 ========  ========  ========  ========
Cash Dividends per Common Share  $  0.085  $  0.075  $  0.245  $  0.215
                                 ========  ========  ========  ========

     See accompanying notes to condensed consolidated financial statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                            September 30,  December 31,
                                                1994           1993
                                            ------------   ------------
                                                   (in millions)

ASSETS:
Current Assets:
  Cash and Cash Equivalents                  $   77.5       $   93.0
  Receivables                                   338.2          324.1
  Inventories                                   245.3          222.7
  Other Current Assets                           50.9           51.4
                                             --------       --------
     Total Current Assets                       711.9          691.2
                                             --------       --------
Investments                                     208.7          238.5
Property (at Cost)                            1,166.2        1,106.9
Accumulated Depreciation and Amortization      (576.1)        (534.1)
                                             --------       --------
  Net Property                                  590.1          572.8
                                             --------       --------
Intangible Assets                               532.2          525.9
Other Assets                                     80.8           74.8
                                             --------       --------
  Total Assets                               $2,123.7       $2,103.2
                                             ========       ========

LIABILITIES AND SHAREHOLDERS  EQUITY:
Current Liabilities:
  Short-Term Debt, Including Current Portion
     of Long-Term Debt                       $   90.0       $   90.0
  Accounts and Dividends Payable                238.1          232.9
  Other Current Liabilities                     146.0          149.8
                                             --------       --------
     Total Current Liabilities                  474.1          472.7
                                             --------       --------
Long-Term Debt                                  735.1          749.3
Deferred Income Taxes                            41.5           66.6
Other Liabilities                               131.8          124.7
Minority Interest                               203.2          172.9
Shareholders  Equity:
  Common Stock (No par, 250.0 million
     shares authorized; 105.5 million
     shares outstanding at September 30,
     1994 and 107.1  million shares
     outstanding at December 31, 1993)          409.9          404.4
  Retained Income                               221.9          172.4
  Cumulative Translation Adjustment             (51.2)         (52.3)
  Treasury Common Stock                         (42.6)          (7.5)
                                             --------       --------

     Total Shareholders  Equity                 538.0          517.0
                                             --------       --------
  Total Liabilities and Shareholders
     Equity                                  $2,123.7       $2,103.2
                                             ========       ========



     See accompanying notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                          1994      1993
                                                        --------  --------
                                                           (in millions)

Cash Flows from Operating Activities:
Income Before Extraordinary Loss and Cumulative Effect
  of Accounting Change                                  $  74.6   $  77.3
Adjustments to Reconcile to Net Cash Provided by
  Operating Activities:
  Depreciation and Amortization                            74.0      72.3
  Unrealized Investment Loss                               24.2       --
  Other                                                    16.3      20.9
Changes  in Assets and Liabilities, Net of
  Acquisitions and Dispositions:
  Increase in Receivables                                 (12.8)    (57.9)
  Increase in Inventories                                 (22.0)     (5.2)
  Increase in Payables                                      5.0      51.6
  Net Change in Other Assets and Liabilities              (25.7)      9.0
                                                        -------   -------
Net Cash Provided by Continuing Operations                133.6     168.0
Net Cash Used in Discontinued Operations                   (2.4)    (25.6)
                                                        -------   -------
  Net Cash Provided by Operating Activities               131.2     142.4
                                                        -------   -------

Cash Flows from Investing Activities:
Capital Investments, Net                                  (76.4)    (53.5)
Decrease (Increase) in Investments                          3.6    (149.1)
                                                        -------   -------
  Net Cash Used in Investing Activities                   (72.8)   (202.6)
                                                        -------   -------
Cash Flows from Financing Activities:
Proceeds  from Issuance of Long-Term Debt                 186.4     263.2
Repayment of Long-Term Debt                              (168.4)   (133.2)
Net Repayment of Bank Lines of Credit and Commercial
  Paper                                                   (36.1)      --
Increase in Current Debt                                    --        0.1
Common Dividends                                          (25.9)    (23.0)
Treasury Stock Purchases                                  (35.1)     (3.2)
Issuance of Common Stock                                    5.6       1.6
                                                        -------   -------
  Net Cash Provided by (Used in) Financing Activities     (73.5)    105.5
                                                        -------   -------
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents                                              (0.4)     (0.7)
                                                        -------   -------
Change in Cash and Cash Equivalents                       (15.5)     44.6
Cash and Cash Equivalents at January 1                     93.0     132.5
                                                        -------   -------
Cash and Cash Equivalents at September 30               $  77.5   $ 177.1
                                                        =======   =======




     See accompanying notes to condensed consolidated financial statements.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Registrant believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant s Annual Report to Shareholders incorporated by reference in its Annual Report on Form 10-K for the year ended December 31, 1993. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods presented.

2. At September 30, 1994, investments included common stock held in Northfield Laboratories Inc. ("Northfield") having an original cost of $37.4 million. During May and June, 1994, Northfield had an initial public offering of 2,875,000 shares of common stock. Prior to the offering, there had been no public market for Northfield's common stock. As a result of the continuing low market valuation of the Registrant's investment in Northfield, and in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Registrant has adjusted its investment in Northfield to reflect the current market value. The market value of these securities based upon quoted market prices was lower than cost by $24.2 million at September 30, 1994. This unrealized loss on the Northfield investment, after reflecting tax benefits of $8.7 million, resulted in a non-cash charge to income of $15.5 million, or $0.15 per share, in the third quarter and nine months ended September 30, 1994.

3. During the first quarter of 1994, the Registrant s subsidiary, Pepsi General, acquired a Pepsi-Cola franchise in Waterloo, Iowa, from Midland Bottling Co. ("Midland Bottling"), a subsidiary of PepsiCo, Inc. The acquisition was made through a tax-free merger in which Pepsi General issued 2,025 shares of its Preferred Stock, Series A, to Midland Bottling. The effects of this acquisition, had it been acquired on January 1, 1994, would not have been significant to operating results.

4. In September, 1993, the Registrant redeemed the entire issue of $95.8 million 7-1/4% split currency bonds (effective interest rate of 12.6%) originally due in September, 1997 for $101.9 million. After related expenses and fees, this early debt retirement resulted in an after tax loss of $4.2 million or $0.04 per share. This loss is reported separately as an Extraordinary Loss in the Registrant s Condensed Consolidated Statements of Income. The funds for redemption were provided by seven to twelve year notes issued during 1993 with effective interest rates ranging from 5.8% to 6.9%.

5. In the first quarter of 1993, the Registrant adopted Statement of Financial Accounting Standards No. 106, which among other items, required the Registrant to reflect estimates of future costs of medical and survivor benefits for certain retirees in its financial statements. Previously, the costs of the Registrant s retiree medical and survivor benefit programs were recognized in the financial statements on a cash accounting basis. The cumulative effect of adopting this change in accounting principle as of January 1, 1993 resulted in a non-cash pretax charge of $38.7 million ($24.0 million after-tax, or $0.22 per share) and is reported as a separate component in the Registrant s Condensed Consolidated Statements of Income. The effect of Statement No. 106 on annual postretirement benefit expense, compared with the previous accounting method, is not significant.

6. Effective January 1, 1993, the Registrant adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Statement No. 109 supersedes existing accounting standards for income taxes including Statement No. 96 which the Registrant adopted in 1988. Adoption of Statement No. 109 did not result in any cumulative adjustment and did not have any significant effect on the Registrant s financial statements or results of operations due to the Registrant s use of the liability method previously adopted under Statement 96.

7. Net cash provided by operating activities reflected cash payments for interest and income taxes as follows:

                                               Nine Months Ended
                                                 September 30,
                                              ------------------
                                                1994      1993
                                              --------  --------
                                                 (in millions)

               Interest Paid                  $  49.8   $  47.9
               Interest Received                  4.9       9.2
               Income Taxes Paid                 72.9      46.7

8. As of September 30, 1994, the components of inventory were approximately: raw materials and supplies -- 30.8 percent; work in process -- 18.1 percent; and finished goods -- 51.1 percent.

Item 2. Management s Discussion and Analysis of Financial Condition and Results of Operations.

                        LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1994, the Registrant had cash and cash equivalents of $77.5 million compared with $93.0 million at December 31, 1993. The reduction in cash during the first nine months of 1994 principally resulted from capital investments, net debt retirement, purchase of treasury stock and dividends, partially offset by cash from operations.

     In the first nine months of 1994, the registrant issued debt totaling $186.4 million, principally consisting of twelve year notes and seven year notes with interest rates of 6.5 percent and 7.5 percent, respectively. In addition, the Registrant decreased borrowings under bank lines of credit and commercial paper by $36.1 million. The proceeds from the issuance of debt was used primarily to repay long-term debt totaling $168.4 million. In total, the Registrant's debt decreased $14.2 million from December 31, 1993 to $825.1 million at September 30, 1994.

     Cash provided from operations amounted to $131.2 million in the first nine months of 1994, compared with $142.4 million in the first nine months of 1993. The decrease of $11.2 million principally resulted from higher tax payments, higher payable disbursements and higher inventory levels, partially offset by higher receivable collections and higher income, exclusive of the non-cash unrealized investment loss. Cash provided from operations, together with existing cash balances, was used principally for capital investments, dividends, treasury stock purchases and net debt retirements.

     The Registrant had contractual lines of credit of $300.0 million at September 30, 1994, up $50.0 million from December 31, 1993. The registrant also maintains a $200 million commercial paper program, up $100 million from December 31, 1993. There were borrowings under these programs of $47.5 million and $83.6 million at September 30, 1994 and December 31, 1993, respectively.

     At December 31, 1993, the registrant had interest rate swap agreements totaling $65.0 million notional principal on which the Registrant paid fixed interest and received variable interest. These interest rate swap agreements all expired during 1994. During 1994, the registrant entered into new interest rate swap agreements totaling $40.0 million in notional principal on which the Registrant pays a LIBOR-based floating rate and receives a fixed rate. These swaps mature in February, 1997 and relate to the $100.0 million, 6-1/2% term notes due in 2006. The effect of the Registrant's interest rate and foreign currency swaps (separately and combined) on interest expense was not significant.

                             RESULTS OF OPERATIONS
              1994 THIRD QUARTER COMPARED WITH 1993 THIRD QUARTER

     Sales and revenues increased 5.3 percent to $741.3 million in the third quarter of 1994 with revenue increases being reported by each of the Registrant's three major subsidiaries. Sales for the Registrant's three major subsidiaries are summarized below:

                                            Quarter Ended
                                            September 30,
                                          ----------------       %
                                           1994      1993     Change
                                          ------    ------    ------
                                            (in millions)

     Pepsi General                       $ 353.7   $ 337.4      4.8
     Midas                                 154.5     141.4      9.3
     Hussmann                              233.1     224.9      3.6
                                         -------   -------
     Total Sales and Revenues            $ 741.3   $ 703.7      5.3
                                         =======   =======

     Pepsi General's revenues increased by $16.3 million, principally reflecting the benefits of improved product demand. Case volume was 4.8 percent higher in the third quarter of 1994 compared with the third quarter of 1993. Midas revenues increased by $13.1 million, principally due to
higher retail sales in the United States.   Hussmann's revenues increased
$8.2 million mainly due to significantly higher sales volume in the United Kingdom.

     Gross profit increased 5.4 percent to $269.3 million, primarily due to the increase in sales. Gross profit margins remained unchanged from the third quarter of 1993 at 36.3 percent, generally resulting from higher margins at Pepsi General and Midas, which reflected the benefits of higher sales, offset by lower margins at Hussmann, reflecting increasing competitive pricing pressures and a change in product selling mix principally in the U.S. and Mexico.

     Selling, general and administrative expenses increased $10.1 million, or 6.9 percent. As a percent of sales, S,G&A expenses represented 21.1 percent, up 0.3 percentage points from last year. A contributing factor to the increased expenses were higher distribution costs at Pepsi General, which reflected, among other factors, higher volume, economics, and an
increasing number of SKU's.   Changes in amortization expense were not
significant.

     Operating income increased $3.6 million, or 3.4 percent, to $108.4 million with higher earnings being reported by Pepsi General and Midas partially offset by lower earnings at Hussmann. Operating income for the Registrant's major subsidiaries for the third quarter of 1994 compared with 1993 is summarized below:

                                            Quarter Ended
                                            September 30,
                                          ----------------       %
                                           1994      1993     Change
                                          ------    ------    ------
                                            (in millions)

     Pepsi General                       $  59.2   $  56.5      4.8
     Midas                                  28.0      24.6     13.8
     Hussmann                               25.0      27.5     (9.1)
                                         -------   -------
     Subsidiary Operating Income           112.2     108.6      3.3
     Corporate Administrative Expenses      (3.8)     (3.8)      NC
                                         -------   -------
     Total Operating Income              $ 108.4   $ 104.8      3.4
                                         =======   =======

     In the third quarter, Pepsi General had record operating earnings, primarily reflecting the benefits of higher volume. Midas operating earnings increased $3.4 million, or 13.8 percent, principally reflecting improved retail sales in both the United States and Europe. Hussmann earnings decreased $2.5 million to $25.0 million, primarily due to the increasing competitive pressures and a change in product selling mix.

     Net interest expense declined by $6.9 million as a result of the Registrant's debt refinancing program. During the past 21 months, the Registrant has repaid $599.2 million of debt from cash provided by operations, bank borrowings under bank lines and commercial paper programs, and proceeds from $449.7 million of debt issued during that period which has an average interest cost of more than 300 basis points below the effective interest rate on the debt which the refinancings replaced.

     During the third quarter of 1994,the Registrant adjusted its investment in Northfield to reflect current market value. The market value of the Registrant's Northfield investment, based upon quoted market prices, was lower than cost by $24.2 million at September 30, 1994. This loss is reported separately as an Unrealized Investment Loss in the Registrant's Condensed Consolidated Statements of Income. This unrealized loss on the Northfield investment, after reflecting tax benefits of $8.7 million, resulted in a non-cash charge to income of $15.5 million, or $0.15 per share, in the third quarter and nine months ended September 30, 1994.

     Other Expense increased $1.4 million to $5.3 million in the third quarter of 1994 compared with 1993 primarily due to a variance in gains and losses from asset sales.

                             RESULTS OF OPERATIONS
          1994 FIRST NINE MONTHS COMPARED WITH 1993 FIRST NINE MONTHS

     Sales and revenues increased 5.4 percent to $1,961.7 million in the first nine months of 1994 with revenue increases being reported by each of the Registrant's three major subsidiaries. Sales for the Registrant's three major subsidiaries for the first nine months of 1994 compared with 1993 are summarized below:


                                          Nine Months Ended
                                            September 30,
                                          ----------------       %
                                           1994      1993     Change
                                          ------    ------    ------
                                            (in millions)

     Pepsi General                       $  952.5  $  892.3     6.7
     Midas                                  411.0     384.8     6.8
     Hussmann                               598.2     583.8     2.5
                                         --------  --------
     Total Sales and Revenues            $1,961.7  $1,860.9     5.4
                                         ========  ========

     Pepsi General's revenues increased by $60.2 million, or 6.7 percent, reflecting the benefits of higher volume and selling prices. Case volume increased 5.6 percent in the first nine months of 1994 compared with the corresponding period of 1993. Midas revenues increased $26.2 million, or
6.8 percent, principally due to higher retail sales throughout the United
States.   Hussmann's revenues increased $14.4 million, or 2.5 percent mainly due to stronger sales volume in Mexico and the United Kingdom, partially offset by weaker sales in the United States. Demand for supermarket equipment in the U.S., which was unusually strong in 1993, returned to more normalized levels in 1994.

     Gross profit increased 5.8 percent to $711.0 million, primarily due to the increase in sales. Gross profit margins improved by 0.1 percentage points to 36.2 percent compared with the first nine months of 1993, generally reflecting the benefits of both higher sales volume and higher selling prices at Pepsi General and Midas, partially offset by lower margins at Hussmann, reflecting competitive pricing pressures and a change in product selling mix.

     Selling, general and administrative expenses increased $20.2 million, or 4.7 percent. As a percent of sales, S, G & A expenses represented 23.1 percent, down 0.1 percentage points from last year's 23.2 percent. Changes in amortization expense were not significant.

     Operating income increased by $18.1 million, or 8.1 percent with higher earnings being reported by Pepsi General and Midas, offset by slightly lower earnings at Hussmann. Operating income for the Registrant's major subsidiaries for the first nine months of 1994 compared with 1993 is summarized below:

                                          Nine Months Ended
                                            September 30,
                                         ------------------      %
                                           1994      1993     Change
                                         --------  --------  --------
                                            (in millions)

     Pepsi General                       $  143.7  $  129.3    11.1
     Midas                                   61.7      56.5     9.2
     Hussmann                                51.8      52.2    (0.8)
                                         --------  --------
     Subsidiary Operating Income            257.2     238.0     8.1
     Corporate Administrative Expenses      (12.1)    (11.2)    8.1
                                         --------  --------

     Total Operating Income              $  245.1  $   26.8     8.1
                                         ========  ========

     In the first nine months of 1994, Pepsi General's operating income increased $14.4 million, or 11.1 percent, primarily reflecting the benefits of higher volume and selling prices. Midas' operating earnings were up $5.2 million, or 9.2 percent to $61.7 million, primarily reflecting the benefits of higher retail sales throughout the United States and the impact of its new sales and marketing programs. Hussmann's operating earnings of $51.8 million were down 0.8 percent from 1993's record of $52.2 million, principally reflecting the effects of competitive pricing pressures and change in product selling mix.

     Net interest expense declined by $16.9 million as a result of the Registrant's debt refinancing program. During the past 21 months, the Registrant repaid $599.2 million of debt from cash provided by operations, bank borrowings under bank lines and commercial paper programs, and proceeds from $449.7 million of debt issued during that period which has an average interest cost of more than 300 basis points below the effective interest rate on the debt which the refinancings replaced.

     Other expense increased $9.3 million to $16.8 million for the first nine months of 1994. The increase principally reflected a variance in gains and losses from asset sales.


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     12.  Statement of Calculation of Ratio of Earnings to Fixed Charges.

     (b)  Reports on Form 8-K.

     None filed during the third quarter ended September 30, 1994.


                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WHITMAN CORPORATION

Date:  November 14, 1994                By:  /s/ FRANK T. WESTOVER
       -----------------                     ------------------------------
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