Form 10-K405
period 1994-12-31
WHITMAN CORP
filed 1995-03-22
CIK 49573

1994
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1994

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

   As of February 28, 1995, the aggregate market value of the registrant's common stock held by non-affiliates was $1,978.8 million. The number of shares of common stock outstanding at that date was 104,835,316 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                          Part          Item
                                                        --------      --------
1.  Whitman Corporation definitive proxy
    statement dated March 22, 1995 for the 1995
    Annual Meeting of Shareholders.                       III         10,11,12


                                    PART  I
Item 1.  BUSINESS.
                                    GENERAL

    Whitman Corporation ("Whitman") is engaged in three distinct businesses:
Pepsi-Cola and other non-alcoholic beverage products, Midas automotive services, and Hussmann refrigeration systems and equipment.
    Prior to 1968, Whitman's only substantial business was the Illinois Central Railroad. Between 1968 and 1986, Whitman effected a series of acquisitions aimed at diversifying beyond the railroad business, including Pepsi-Cola General Bottlers in 1970 and Midas in 1972. In 1978, Pet Incorporated, together with its subsidiary Hussmann, was acquired as a part of this diversification program. In 1987, Whitman began a program of strategic restructuring designed to transform itself into an enterprise more focused on consumer goods and services. In 1988, Whitman sold its Pneumo Abex Corporation aerospace and defense subsidiary, and in January, 1989, Whitman spun off its railroad operations to its shareholders. On April 1, 1991, Whitman spun off its Pet subsidiary (excluding its Hussmann subsidiary) to its shareholders. After the Pet spin-off, the principal operating companies of Whitman were Pepsi-Cola General Bottlers, Inc. ("Pepsi General"), Midas International Corporation ("Midas") and Hussmann Corporation ("Hussmann").

                                 PEPSI GENERAL

    Pepsi General produces and distributes soft drinks and non-alcoholic beverages, under exclusive franchises, in 12 states in the Midwestern United States - a market of approximately 25 million people. It is the largest independent Pepsi bottler in the U.S., accounting for about 12 percent of all Pepsi-Cola products sold in the U.S. Pepsi General products outsell all other brands in all of its major U.S. markets. In August, 1994, Pepsi General sold its first case of Pepsi outside the U.S. in a newly franchised area in Northern and Western Poland. This market, when fully developed, will serve approximately 16 million people.
    In 1994, approximately 87 percent of Pepsi General's volume was from Pepsi-Cola products, including: Pepsi, Diet Pepsi, Caffeine Free Pepsi, Caffeine Free Diet Pepsi, Wild Cherry Pepsi, Mountain Dew, Diet Mountain Dew, Slice and All-Sport. Other brands, including Dr Pepper, Seven-Up, Hawaiian Punch, Dad's Root Beer, Canada Dry, A & W Root Beer, Ocean Spray, Lipton's Tea and others account for the remaining 13 percent. Diet products account for slightly more than 27 percent of total cases sold. Approximately three-quarters of all cases sold are in cans and 24 percent are in non-returnable bottles.
    Volume growth in the soft drink industry has historically come from the supermarket sector, where competition is intense. Recently, Pepsi General's focus has been to obtain more of its growth from higher margin distribution channels such as convenience stores, gas stations, vending machines and food service providers.
    The majority of Pepsi General's products are distributed by route sales people to retail outlets by truck. Currently, Pepsi General operates more than 1,200 routes. For several years, Pepsi General has been expanding its bulk distribution system for larger customers, Pepsi Express, in efforts to improve delivery productivity. In addition, Pepsi General has pioneered the use of hand-held computers for route sales people. This system enables Pepsi General to process sales and orders more efficiently, allows for better inventory and discount controls, and enables sales personnel to handle a wider range of products more efficiently.
    Pepsi General owns, leases or sells the vending machines which dispense its soft drink products in factories, offices, schools, stores, gasoline stations and other locations. Pepsi General's business is seasonal and weather conditions have a significant effect on sales.
    One of Pepsi General's long-term strategic goals is to transform itself from a carbonated soft drink company to a total beverage company and to continue to grow faster than the industry. In 1994, Pepsi General continued to expand its product line by adding new product lines such as new lemonades and bottled waters; however, most of the new product effort was spent on other products introduced in recent years such as Lipton Tea, Ocean Spray, All Sport, Wild Cherry Pepsi, and Caffeine Free Mountain Dew products. Sales of these products increased approximately 50% in 1994. In January, 1994, Pepsi General acquired the Waterloo, Iowa franchise, which increased case sales by 1.2 percent.
    Pepsi General's franchises grant it the exclusive right to produce and sell the products and use the related trade names and trademarks in the franchised territories. The franchises require Pepsi General, among other things, to purchase its concentrate requirements solely from the franchisor, at prices established by the franchisor, and to promote diligently the sale and distribution of the franchised products. Packaging materials (bottles, bottle caps, cans, cartons, cases) are obtained from manufacturers approved by the franchisor and other items are purchased in the general market. Domestic franchises are for an indefinite term and are subject to termination upon failure to comply with the provisions of the franchise agreement.
    Competition among soft drinks of all kinds, and particularly in the principal cola drink market (approximately 65 percent of all soft drinks sold in the U.S. are colas), is intense and focuses on price to retail outlets. Despite fluctuations in the price of high fructose corn sweetener and materials used in soft drink packaging, Pepsi General has not experienced difficulty in obtaining such items.
    As the result of an agreement entered into in 1987, Pepsi General is 80% owned by Whitman and 20% owned by a subsidiary of PepsiCo, Inc. ("PepsiCo"), which is the franchisor of Pepsi-Cola products. While Pepsi General manages all phases of its operations, including pricing of its products, PepsiCo and Pepsi General exchange production, marketing, and distribution information.
    In 1994, PepsiCo granted Pepsi General a franchise for the distribution of Pepsi-Cola products in the western and northern areas of Poland for an initial term of 15 years. Pepsi General anticipates an investment of as much as $100 million over the next 5-8 years in Poland, and will in the near term incur losses in Poland as this new venture is developed.

                                     MIDAS

    Midas provides automotive exhaust, brake and suspension services through 2,575 franchised and company-owned Midas shops in the United States, Canada, France, Belgium, Austria, Switzerland, Spain, Italy, Australia, New Zealand, Panama, Mexico, Honduras and the Bahamas. Domestic manufacturing plants produce approximately 1,800 different types of mufflers and 2,750 types of exhaust and tail pipes to service approximately 1,200 makes and models of automobiles.
    The principal source of Midas' revenue is derived from its network of franchised and company-owned and operated retail shops. Midas collects an initial franchise fee and receives yearly royalties based upon the franchisee's gross revenues. In addition, Midas generates revenues from the sale of its manufactured mufflers and tubing; the resale of purchased parts, primarily brakes, shocks and front-end alignment components to its franchisees; and rental real estate revenues from franchisees related to the leasing of Midas shops. An important part of Midas' marketing program is its warranty of mufflers, brakes, and shocks. Midas also sells its manufactured exhaust system parts under other brand names to automotive parts distributors, jobbers and automobile accessory stores and its fabricated tube bending equipment to jobbers and retail installers.
    The raw materials and supplies used in Midas products are purchased from many suppliers and the company is not dependent upon any single source for any of its raw materials or supplies.
    Competition in the automotive replacement parts business is intensive at both the wholesale and retail levels. Service and convenience, price and warranties are the primary competitive factors. Competition includes automotive service centers of the retail chain stores, muffler shops, automotive dealers, gasoline stations and independent repair shops.

                                    HUSSMANN

    Hussmann produces merchandising and refrigeration systems for the world's food industry. Products include refrigerated display cases, commercial/industrial refrigeration systems, storage coolers, bottle coolers, walk-in coolers, and HVAC equipment. Hussmann is the market leader in North America, and has substantial operations in the United Kingdom. The supermarket equipment industry in the United States, Hussmann's core business, represents an $800 million market. The United States customer base is comprised of approximately 13,000 independent and 18,000 chain-owned supermarkets, plus over 52,000 other grocery stores. Every year, approximately 4,000 stores purchase refrigeration equipment for either new store openings or remodelings. Historically, Hussmann's supermarket business has been divided approximately equally between new store activity and the remodeling of existing stores. In 1994, about 45 percent of such business was in new store openings, and 55 percent remodelings.
    The convenience store/specialty equipment industry in the U.S. represents a market of over $300 million per year, serving approximately 71,000 stores. Hussmann maintains separate sales and manufacturing operations for this industry.
    North American commercial/industrial refrigeration represents a market of nearly $500 million. Hussmann manufactures unit coolers, condensing units, and air-cooled condenser products for this market.
    Mexico is Hussmann's second largest profit center. It has two manufacturing operations, and uses both a direct sales force and a network of 150 independent dealers and distributors to bring its products to the Mexican market. A large portion of Mexico's business is in equipment for the soft drink and brewery industries. Hussmann's Canadian operations consist of two manufacturing plants and a network of company-owned branches and independent distributors.
    In the United Kingdom, Hussmann has a manufacturing plant located in Glasgow, Scotland, and a network of sales, service, and installation depots located throughout the country. Hussmann also has a 50% interest in Capital Metalwork Ltd., a manufacturer of specialty refrigerated cases. Hussmann's branch service and distribution network in the United Kingdom is at least twice the size of its nearest competitor.
    In the Far East, Hussmann has a joint venture with a distributor in Singapore which sells, services, and distributes Hussmann products throughout the Southern Pacific Rim region. In December, 1994, Hussmann established a joint venture with the Luoyang Refrigeration Machinery Factory, China's leading producer of refrigeration systems and food display cases. Hussmann's initial investment will be approximately $5.5 million. It is expected that the joint venture will begin production of cases designed by Hussmann in the
Spring of 1995.   Hussmann also has distributor agreements in Japan, Taiwan,
New Zealand, Korea, Argentina, Columbia, El Salvador and Costa Rica and licensees in Thailand and New Zealand.
    In 1993, Hussmann introduced PROTOCOLTM, a unique refrigeration system which is CFC and HCFC free, and less expensive to install and operate than conventional systems. Hussmann had exclusive use of the PROTOCOL compressor technology through 1994; however, the loss of exclusivity is not expected to significantly affect Hussmann's business in 1995 or thereafter.
    One of Hussmann's greatest strengths is its research and development center, where the PROTOCOL system was developed. It is the only R&D center of its kind in the industry. It allows Hussmann to work closely with chemical companies and compressor, valve and controls manufacturers to create the new generations of cases and systems.
    The dollar amount of firm backlog at December 31, 1994 was $136.2 million, compared with $146.9 million in 1993. Substantially all such backlog is expected to be filled within one year.
    Hussmann products are marketed internationally by both company sales personnel and independent distributors. The principal competitive factors in the sale of Hussmann products are price, variety, quality and technology, particularly energy conservation. The raw materials and supplies used in Hussmann products are purchased from many suppliers and Hussmann is not dependent upon any single source for any of its raw materials or supplies.

                                   EMPLOYEES

    Whitman employed 15,271 persons worldwide as of December 31, 1994. Whitman regards its employee relations as generally satisfactory.

                             ENVIRONMENTAL MATTERS

    Whitman maintains a continuous program to facilitate compliance with federal, state and local laws and regulations relating to the discharge or emission of materials into, and other laws and regulations relating to the protection of, the environment. The capital costs of such compliance, including the costs of the modification of existing plants and the installation of new manufacturing processes incorporating pollution control technology, are not material.
    Hussmann, together with numerous other defendants, has been named as a potentially responsible party ("PRP") in two state actions under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") involving off-site waste disposal. Hussmann is also involved in several other, principally off-site, proceedings. None of these matters is expected to involve any significant expense to Hussmann. Pepsi General is a de minimus participant at seven off-site locations. Midas has been named a PRP at one Superfund site where its participation is also expected to be at the de minimus level, and is also involved in certain removal and remedial activities relating to underground storage tanks which are not anticipated to result in significant expense to Midas.
    Under the agreement pursuant to which Whitman sold Pneumo Abex Corporation in 1988 and a subsequent settlement agreement entered into with Pneumo Abex in September, 1991, Whitman has assumed indemnification obligations for certain environmental liabilities of Pneumo Abex, net of any insurance recoveries. Pneumo Abex is subject to a number of federal, state and local environmental cleanup proceedings, including proceedings under CERCLA at off-site locations involving other major corporations which have also been named as PRP's. Pneumo Abex is also subject to private claims and several lawsuits for remediation of properties currently or previously owned by Pneumo Abex, and Whitman is subject to two such suits.
    There is significant uncertainty in assessing the total cost of remediating a given site and in determining any individual party's share in that cost. This is due to the fact that the Pneumo Abex liabilities are at different stages in terms of their ultimate resolution, and any assessment and determination are inherently speculative during the early stages, depending upon a number of variables beyond the control of any party. Additionally, the settlement of governmental proceedings or private claims for remediation invariably involves negotiations within broad cost ranges of possible remediation alternatives. Furthermore, there are significant timing considerations in that a portion of the expense involved and any resulting obligation of Whitman to indemnify Pneumo Abex may not be incurred for a number of years.
    In 1992, the United States Environmental Protection Agency ("EPA") issued a Record of Decision ("ROD") under the provisions of CERCLA setting forth the scope of expected remedial action at a Pneumo Abex facility in Portsmouth, Virginia. On August 15, 1994, the EPA issued an Amended ROD revising certain remedial actions to be undertaken in areas of the Portsmouth site to be zoned commercial. The EPA has estimated that the cost of the revised remedial action necessary to comply with the Amended ROD will total $31.5 million. On December 19, 1994, Pneumo Abex, along with 20 other PRPs, received notice of liability under CERCLA and a request to negotiate a consent decree to undertake remedial action consistent with the Amended ROD. Whitman management remains optimistic that ongoing discussions with the EPA will result in a reduction in the total cost for implementation of the required remedial action, and that a portion of the remediation cost will be allocated to other PRPs, most of whom are financially viable, either through negotiations or as a result of a judicial determination in litigation initiated by Pneumo Abex and Whitman against several of the other PRPs.
    Management believes that potential insurance recoveries may defray a portion of the expenses involved in meeting Pneumo Abex environmental liabilities. On November 20, 1992, Jensen-Kelley Corporation, a Pneumo Abex subsidiary, Pneumo Abex and certain other of its affiliates, and Whitman and certain of its affiliates, filed a lawsuit against numerous insurance companies in the Superior Court of California, Los Angeles County, seeking damages and declaratory relief for insurance coverage and defense costs for environmental claims. Whitman is unable to predict the outcome of this litigation.
    In the opinion of management, Whitman believes that the eventual resolution of these claims and litigation, considering amounts accrued, but excluding potential insurance recoveries, will not have a material adverse effect on Whitman's financial condition.

Item 2.  PROPERTIES.

    Pepsi General's facilities include six bottling plants, three combination bottling/canning plants, three canning plants and 59 distribution warehouses, including, as of year-end 1994, one distribution facility in Poland. Approximately 16 percent of Pepsi General's production is from leased facilities. Midas operates four manufacturing plants in the United States, of which three are owned and one is leased. In addition, Midas maintains 13 warehouses in the United States and three warehouses in Canada, of which two are owned and 14 are leased. At December 31, 1994, Midas operated 125 Midas Muffler Shops in the United States, 32 Midas Muffler Shops in Canada and 189 Midas Muffler Shops in seven other foreign countries. Hussmann operates 9 owned and 8 leased manufacturing facilities in the United States, Canada, Mexico, and the United Kingdom. There are five owned and 42 leased branch facilities in the United States, Canada, Mexico, Hungary and the United Kingdom which sell, install and maintain Hussmann products.
    All facilities are adequately equipped and maintained and capacity is considered to be adequate for current needs.
    In addition, Whitman engages in a variety of industrial, commercial and residential real estate activities in the United States.

Item 3.  LEGAL PROCEEDINGS.

    Whitman and its subsidiaries are defendants in numerous lawsuits, none of which will, in the opinion of Whitman's counsel, have a material adverse effect on Whitman s financial position.
    See also "Environmental Matters" in item 1.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

    The common stock of the Company is listed on the New York, Chicago and Pacific stock exchanges. The table below sets forth the reported high and low sales prices as reported by THE WALL STREET JOURNAL for Whitman common stock and indicates the Whitman dividends for each quarterly period for the years 1994 and 1993.
                                                           Common
                                                 --------------------------
                                                  High       Low   Dividend
1994:                                            -------   ------- --------
1st quarter                                     $ 17.000  $ 14.875  $ 0.075
2nd quarter                                       16.375    14.750    0.085
3rd quarter                                       18.000    15.375    0.085
4th quarter                                       17.250    15.250    0.085
1993:
1st quarter                                     $ 15.375  $ 13.875  $ 0.065
2nd quarter                                       15.000    12.750    0.075
3rd quarter                                       15.500    13.250    0.075
4th quarter                                       17.000    14.875    0.075

Item 6.  SELECTED FINANCIAL DATA.

        Included on page following Notes to Consolidated Financial Statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources:

   The benefits of the Company's refinancing program became evident in 1994, as the Company reduced its net interest expense by $18.7 million to $64.7 million. The average interest rate on debt refinanced was reduced by approximately 300 basis points and total debt in 1994 was reduced by $26.3 million.
   This refinancing program not only contributed significantly to the Company's earnings performance for 1994, but also was a significant factor in the Company's strengthened financial condition. As a result of the improved earnings and cash flows, the Company's long-term debt-to-capital ratio improved to 48.8 percent at the end of 1994, compared with 52.1 percent at December 31, 1993, 55.3 percent at year-end 1992 and 64.0 percent at the time of the Pet spin-off in April, 1991.
   In addition, during 1994 the Company established a $300 million 5-year contractual revolving credit facility and increased its commercial paper program to $200 million. The Company has $188.6 million of debt, including $30 million of debt under its commercial paper program, that comes due in 1995. The Company expects to use a portion of its anticipated free cash flow to pay down debt during 1995 and to refinance the remainder under either its revolving credit facility, commercial paper program, or through the issuance of additional debt as market conditions warrant. In connection with this refinancing program, the Company issued $50.5 million of 8.1% 2-year notes and $100 million of 8-1/4% 12-year notes on January 26, 1995 and February 16, 1995, respectively.
   The Company also continued to invest heavily in its future growth and in its efforts to improve its productivity and competitive position. Capital spending increased by 43.6 percent to $127.4 million in 1994, and is currently projected to increase in 1995 by an additional 10 percent or more.
   The Company believes that with its strong free cash flow, its outlook for continued earnings improvements, its existing and available lines of credit and with the potential for additional debt or equity offerings, it will have sufficient resources to fund its future growth, including funds for capital expenditures and possible acquisitions.
   The Company uses financial derivative instruments to manage its interest rate risk. The Company also has entered into foreign currency swap agreements to reduce the effect of foreign currency fluctuations on its foreign currency debts. A description of these transactions is discussed in
Note 5 to the Consolidated Financial Statements. The effects of such transactions on the Company's results of operations and financial condition were not significant.

Operating Results:
1994 compared with 1993

   Sales and revenues increased by $129.1 million to $2,658.8 million in 1994, a 5.1 percent increase over the previous year.
   Pepsi General's revenues increased $76.5 million to $1,256.1 million, a
6.5 percent increase over 1993. Unit volume amounted to 169.7 million cases, a 5.8 percent increase over 1993. The increase in unit volume was principally in the core Pepsi brands, although relatively new products such as All-Sport, Lipton Teas and Ocean Spray also had significant volume increases. The average net selling price per case improved by approximately one percent during 1994, and primarily reflected favorable changes in brand, package and channel mix.
   Midas' revenues increased by $39.6 million, or 7.9 percent, to $543.2 million in 1994. Approximately 70 percent of the increase was from domestic operations, and reflected a relatively strong sales performance in its U.S. retail system. The increased retail sales in the U.S. included an approximate 3 percent increase in the number of jobs performed, as well as an improvement in the average revenue per job. Revenues in Europe increased by over 22 percent, and principally reflected an increase in the number of shops as well as improved revenues in France and Belgium.
   Hussmann's revenues increased by $13.0 million in 1994, or 1.5 percent, to $859.5 million, with the increased revenues being reported principally by the U.K. and Mexican operations. U.S. unit volume of refrigerated display and reach-in door cases increased by approximately one percent in 1994, but was offset by increasing competitive pressures which had an adverse effect upon pricing.
   Gross profit margins improved to 35.9 percent, modestly better than the gross profit margin of 35.8 percent in 1993. The margin improvement reflected the benefits of higher volumes and modest price increases at both Pepsi General and Midas, while Hussmann's gross profit margins declined, reflecting the adverse effects of increasingly competitive conditions, and a shift in product mix.
   Selling, general and administrative (S,G&A) expenses increased by 4.7 percent in 1994 to $609.8 million. The increase was less than the increase in revenues, and as a result, such expenses declined to 22.9 percent of sales, down from 23.0 percent in 1993. Increases at Pepsi General and Midas generally were in line with the increases in revenues, with Midas' increase also reflecting an increase in the number of company-owned shops, particularly in its international operations. Hussmann's S,G&A expenses declined by more than 6 percent, due, in part, to Hussmann's continuing cost containment programs.
   Amortization expense did not change significantly.
   As a result of the increase in sales and revenues, together with the improvement in gross profit margins and a reduction in S,G&A expenses as a percent of sales, operating income increased by $21.5 million, or 7.0 percent, to $326.8 million. The Company's operating margin, as a percent of sales, increased from 12.1 percent in 1993 to 12.3 percent in 1994.
   Pepsi General's operating income increased by 8.8 percent to a new record level of $185.5 million. The increase principally reflected the benefits of the higher case volume together with the modest increase in pricing. Costs were also favorably affected by lower aluminum can costs, offset in part by higher ingredient and packaging costs. Included in the operating results were $2.7 million of losses and expenses related to Pepsi General's new venture in Poland.
   Operating earnings at Midas increased by 12.1 percent, or $8.1 million, to $75.2 million. The increase in operating income was in Midas' U.S. operations, and principally resulted from higher royalty and rental revenues, higher product sales and improved earnings from company-owned shops. The increase in the U.S. operating results was partially offset by lower earnings from its foreign operations, principally in its Canadian operations, where wholesale and retail sales remained sluggish. Midas also provided for the closure of additional shops in Australia.
   Hussmann's operating earnings of $82.5 million were down $1.1 million from the record level established in 1993. The reduction in earnings primarily reflected the adverse effects of pricing pressures on profit margins in the U.S. and a shift in product mix to lower profit margin business in the U.K. and Mexico.
   Interest expense declined sharply from $96.2 million in 1993 to $71.1 million in 1994. The reduction reflected the effects of the Company's refinancing program, whereby approximately $530 million of debt has been refinanced over the past 2 years at an average interest cost which was approximately 300 basis points below the interest rate on the debt it replaced. In addition, the Company reduced its total debt levels by $26.3 million in 1994 and by $87.5 million since December 31, 1992.
   Interest income declined from $12.8 million in 1993 to $6.4 million in 1994. The reduction reflected a decline in investable funds during the latter part of 1993 and continuing into 1994.
   Other expense increased by $15.5 million to $25.2 million in 1994. The increase principally reflected losses from asset sales in 1994 compared with gains from asset sales in 1993, as well as additional expenses related to the Company's real estate and leasing operations.

1993 compared with 1992

   Sales and revenues increased by $141.7 million, or 5.9 percent, to $2,529.7 million in 1993.
   Pepsi General's revenues increased $68.4 million, or 6.2 percent, over 1992. The increase principally reflected higher case volume, up 4.4 percent, and included growth in not only the core Pepsi brands, but in new products, such as All Sport, Lipton Teas and Ocean Spray. The average net selling price per case improved by approximately one percent, with the remainder of the revenue increase principally reflecting improved product mix.
   Midas' revenues increased by $18.0 million to $503.6 million. Midas' domestic revenues were up 4 percent over those of 1992, in spite of a 52-week year in 1993 compared with a 53-week year in 1992, and principally reflected increased retail and wholesale sales during the latter part of 1993. Foreign revenues were up 3 percent over 1992 with growth in Europe being offset in part by lower revenues in Canada and Australia, which continued to experience recessionary conditions.
   Hussmann's revenues increased $55.3 million, or 7.0 percent, to $846.5 million, with the improvement principally reflecting the benefits of improved demand for Hussmann's products throughout the world.
   Gross profit margins improved for the third straight year after the spin-off of Pet, increasing from 35.3 percent in 1992 to 35.8 percent in 1993. This margin improvement reflected the benefits of lower ingredient costs, some modest price improvement and improved volumes at Pepsi General. The improvement was offset by modestly lower profit margins at Midas and Hussmann, where the inability to increase prices to offset increased costs depressed margins.
   Selling, general and administrative expenses increased 5.7 percent to $582.3 million, compared with a 5.9 percent increase in sales. As a result, such expenses declined modestly as a percentage of sales from 23.1 percent in 1992 to 23.0 percent in 1993. Such expenses increased at all subsidiaries, and generally reflected the effects of inflationary increases in costs, with the most significant increase being reported by Midas, where the increase reflected, among other items, an increase in the number of company-owned shops, particularly in Europe, as well as expenses associated with restructurings in the U.S. and shop closings in Australia.
   Amortization expense did not change significantly.
   As a result of the improved sales and revenues, as well as improved gross profit margins, operating income increased by $30.9 million, an 11.3 percent improvement, over 1992.
   Pepsi General's operating income increased by 22.7 percent to $170.5 million in 1993. The sharply improved results reflected the benefits of higher volume, due in part to more favorable weather conditions in 1993, lower ingredient and can costs and a modest improvement in pricing.
Operating margins improved by 2 full percentage points to 14.5 percent.
   Midas' operating earnings in 1993 declined $6.0 million to $67.1 million. Midas' U.S. operating results were $2.8 million below 1992 and reflected, among other items, restructuring charges in the U.S., the continuing recessionary conditions in the Northeast and in Southern California, as well as the inability to raise prices to offset material and wage increases. Midas' foreign operations were down $3.2 million, principally in Australia and Canada, reflecting weak economic conditions in those countries plus the expenses associated with the closing of a number of shops in Australia, which more than offset improved results in Europe.
   Hussmann reported record earnings of $83.6 million, 8.9 percent over the previous record of $76.8 million in 1992. The improved performance reflected the benefits of improved volumes throughout their operations and the benefits of continued emphasis on cost controls.
   Interest expense declined by $1.5 million to $96.2 million. The reduction reflected the effects of lower interest rates. Average debt levels increased during 1993 as the Company issued debt in advance of repayments to take advantage of favorable market conditions.
   Interest income increased by $3.8 million to $12.8 million. The additional income was principally the result of higher levels of temporarily investable funds from proceeds of debt issued in advance of repayment requirements.
   Other expense declined by $5.4 million in 1993, with the reduction principally reflecting gains from asset sales.

Environmental Matters

   The Company is involved, directly or as a possible indemnitor, in a number of environmental proceedings and claims. The Company continues to actively investigate such matters in an attempt to evaluate the Company's exposure to each claim. In many instances, many other major corporations also have been identified as potentially responsible parties. As discussed in Note 11 to the Consolidated Financial Statements, the Company believes that it has made adequate provision for such potential liabilities, excluding consideration of possible insurance recoveries. However, it is not possible at this time to determine what the Company's ultimate liability on these claims may be.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   See Index to Financial Information following signature page.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   Whitman incorporates by reference the information contained under the caption "Election of Directors" in its definitive proxy statement dated March 22, 1995, filed pursuant to Section 14 (a) of the Securities Exchange Act of 1934, as amended.

   The executive officers of Whitman and their ages as of March 1,1995 were as follows:

                          Age       Position
                         ----      ----------
Bruce S. Chelberg         60     Chairman and Chief Executive Officer
Thomas L. Bindley         51     Executive Vice President
Frank T. Westover         56     Senior Vice President-Controller
Lawrence J. Pilon         46     Senior Vice President-Human Resources
Gerald A. McGuire         63     Corporate Vice President; President and
                                   Chief Executive Officer, Pepsi-Cola
                                   General Bottlers, Inc.
John R. Moore             59     Corporate Vice President; President and
                                   Chief Executive Officer, Midas
                                   International Corporation
J. Larry Vowell           54     Corporate Vice President; President and
                                   Chief Executive Officer, Hussmann
                                   Corporation
Charles H. Connolly       60     Vice President-Corporate Affairs and
                                   Investor Relations
William B. Moore          53     Vice President, Secretary and General
                                   Counsel

   Except as described in the following paragraph or as incorporated by reference to the Registrant's definitive proxy statement, all the executive officers of Whitman have held positions which are the same or which involve substantially similar functions as indicated above during the past five years.
   Mr. Chelberg was elected Chairman and Chief Executive Officer in May, 1992. Prior to that, Mr. Chelberg served as Executive Vice President of the Company since 1985. Mr. Bindley joined Whitman Corporation as Executive Vice President in April, 1992. Prior to joining Whitman Corporation, Mr. Bindley served as Executive Vice President of Square D Corporation from August, 1986 through September, 1991. Mr. Pilon joined Whitman Corporation as Senior Vice President-Human Resources in February, 1994. Prior to joining Whitman Corporation, Mr. Pilon served as Vice President-Human Resources and Secretary of National Intergroup, Inc. from June, 1986 to January, 1994. Mr. Vowell was elected President and Chief Executive Officer of Hussmann Corporation in January, 1991. Prior to that, Mr. Vowell served as President and Chief Operating Officer of Hussmann U.S. operations since March, 1990; Senior Vice President and General Manager of Marketing from July, 1989; and President of the Convenience and Specialty Group from 1987.

Item 11.  EXECUTIVE COMPENSATION.

   Whitman incorporates by reference the information contained under the caption "Executive Compensation" and the last two paragraphs under the caption "General Information" in its definitive proxy statement dated March 22, 1995, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   Whitman incorporates by reference the information contained under the captions "Principal Shareholders" and "Securities Ownership of Directors and Executive Officers" in its definitive proxy statement dated March 22, 1995, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          None.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  See Index to Financial Information and Exhibit Index.

(b) Through December 31, 1994, no reports on Form 8-K were filed subsequent to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of March, 1995.

                                        WHITMAN CORPORATION


                                        By:  /s/ FRANK T. WESTOVER
                                             -------------------------------
                                             Frank T. Westover
                                             Senior Vice President-Controller

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on the 22nd day of March, 1995.

       Signature              Title
       ---------              -----

* Bruce S. Chelberg           Chairman and Chief
  -------------------------   Executive Officer and Director
  BRUCE S. CHELBERG           (principal executive officer)

* Thomas L. Bindley           Executive Vice President
  -------------------------   (principal financial officer)
  THOMAS L. BINDLEY

  /s/ FRANK T. WESTOVER       Senior Vice President-Controller
  -------------------------   (principal accounting officer)
  FRANK T. WESTOVER

* Richard G. Cline            Director
  -------------------------
  RICHARD G. CLINE

* James W. Cozad              Director            *By: /s/ FRANK T. WESTOVER
  -------------------------                            ----------------------
  JAMES W. COZAD                                       Frank T. Westover
                                                       Attorney-in-Fact
* Pierre S. du Pont           Director                 March 22, 1995
  -------------------------
  PIERRE S. du PONT

* Archie R. Dykes             Director
  -------------------------
  ARCHIE R. DYKES

                              Director
  -------------------------
  HELEN GALLAND

* Jarobin Gilbert, Jr.        Director
  -------------------------
  JAROBIN GILBERT, JR.

* Victoria B. Jackson         Director
  -------------------------
  VICTORIA B. JACKSON

* Donald P. Jacobs            Director
  -------------------------
  DONALD P. JACOBS

* Charles S. Locke            Director
  -------------------------
  CHARLES S. LOCKE


                      WHITMAN CORPORATION AND SUBSIDIARIES



                             ______________________

                             FINANCIAL INFORMATION


                  FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                      FISCAL YEAR ENDED DECEMBER 31, 1994



                      WHITMAN CORPORATION AND SUBSIDIARIES
                         INDEX TO FINANCIAL INFORMATION





Statement of Financial Responsibility

Independent Auditors' Report

Consolidated Statements of Income for the years ended
December 31, 1994, 1993 and 1992

Consolidated Balance Sheets at December 31, 1994 and
December 31, 1993

Consolidated Statements of Cash Flows for the years ended
December 31, 1994, 1993 and 1992

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1994, 1993 and 1992

Notes to Consolidated Financial Statements

Selected Financial Data

Financial Statement Schedules:

       Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or related notes.


                     STATEMENT OF FINANCIAL RESPONSIBILITY

   The consolidated financial statements of Whitman Corporation and subsidiaries have been prepared by management which is responsible for their integrity and content. These statements have been prepared in accordance with generally accepted accounting principles and include amounts which reflect certain estimates and judgments by management.
   The Board of Directors, acting through the Audit Committee of the Board, has responsibility for determining that management fulfills its duties in connection with the preparation of these consolidated financial statements. The Audit Committee meets periodically and privately with the Independent Auditors and with the internal auditors to review matters relating to the quality of the financial reporting of the Company, the related internal controls and the scope and results of their audits. The Committee also meets with management and the internal audit staff to review the affairs of the Company.
   To meet management's responsibility for the fair and objective reporting of the results of operations and financial condition, the Company maintains systems of internal controls and procedures to provide reasonable assurance of the reliability of its accounting records. These systems include written policies and procedures, a substantial program of internal audit and the careful selection and training of its financial staff.
   The Company's Independent Auditors, KPMG Peat Marwick LLP, are engaged to audit the consolidated financial statements of the Company and to issue their report thereon. Their audit has been conducted in accordance with generally accepted auditing standards. Their report follows.


                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF WHITMAN CORPORATION:

   We have audited the accompanying consolidated balance sheets of Whitman Corporation and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Whitman Corporation and Subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles.
   As discussed in Note 6 to the Consolidated Financial Statements, effective January 1, 1993, the Company changed its method of accounting for postretirement benefits other than pensions.




KPMG Peat Marwick LLP
Chicago, Illinois
January 16, 1995


Whitman Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31 (in millions)     1994      1993      1992
                                                 -------   -------   -------
Sales and revenues                             $2,658.8  $2,529.7  $2,388.0
Cost of goods sold                              1,704.7   1,625.0   1,545.6
                                               --------- --------- ---------
  Gross profit                                    954.1     904.7     842.4
Selling, general and administrative expenses      609.8     582.3     550.7
Amortization expense                               17.5      17.1      17.3
                                               --------- ---------  ---------
  Operating income                                326.8     305.3     274.4
Interest expense                                  (71.1)    (96.2)    (97.7)
Interest income                                     6.4      12.8       9.0
Other expense, net                                (25.2)     (9.7)    (15.1)
Unrealized investment loss                        (24.2)       --        --
                                               --------- --------- ---------
  Income before income taxes                      212.7     212.2     170.6
Income tax provision                               88.1      90.7      68.5
                                               --------- --------- ---------
Income from continuing operations before
  minority interest                               124.6     121.5     102.1
Minority interest                                  18.2      15.1      10.0
                                               --------- --------- ---------
Income from continuing operations                 106.4     106.4      92.1
Loss from discontinued operations after taxes
  (Note 2)                                         (3.2)       --        --
Loss from dispositions of discontinued
  operations after taxes (Note 2)                    --        --     (32.3)
Extraordinary loss on early debt retirement
  after taxes (Note 4)                               --      (4.2)       --
Cumulative effect of change in accounting
  principle after taxes (Note 6)                     --     (24.0)       --
                                               --------- --------- ---------
Net income                                     $  103.2  $   78.2  $   59.8
                                               ========= ========= =========
Average number of common shares outstanding       106.2     107.5     107.2
                                               ========= ========= =========
INCOME (LOSS) PER COMMON SHARE (IN DOLLARS):
Continuing operations                          $   1.00  $   0.99  $   0.86
Discontinued operations                           (0.03)       --     (0.30)
Extraordinary loss on early debt retirement          --     (0.04)       --
Cumulative effect of change in accounting
  principle                                          --     (0.22)       --
                                               --------- --------- ---------
Net income                                     $   0.97  $   0.73  $   0.56
                                               ========= ========= =========
Cash dividends per common share                $  0.330  $  0.290  $  0.255
                                               ========= ========= =========

The following notes are an integral part of these statements.


Whitman Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS


As of December 31 (in millions)
                                                            1994      1993
ASSETS:                                                    ------    ------
Current assets:
  Cash and cash equivalents                             $    71.3 $    93.0
  Receivables - net of allowance for doubtful accounts
   of $7.9 million in 1994 and $7.8 million in 1993         362.5     324.1
  Inventories:
   Raw materials and supplies                                73.8      67.6
   Work in process                                           41.2      39.5
   Finished goods                                           118.6     115.6
                                                        --------- ---------
     Total inventories                                      233.6     222.7
Other current assets                                         40.3      51.4
                                                        --------- ---------
  Total current assets                                      707.7     691.2
Investments                                                 222.6     238.5
Property (at cost):
  Land                                                       63.5      59.9
  Buildings and improvements                                308.4     298.1
  Machinery and equipment                                   833.3     748.9
                                                        --------- ---------
   Total property                                         1,205.2   1,106.9
  Accumulated depreciation and amortization               (591.4)   (534.1)
                                                        --------- ---------
   Net property                                             613.8     572.8
Intangible assets, net of  accumulated amortization of
  $123.6 million in 1994 and $106.7 million in 1993         524.3     525.9
Other assets                                                 67.0      74.8
                                                        --------- ---------
  Total assets                                          $ 2,135.4 $ 2,103.2
                                                        ========= =========

The following notes are an integral part of these statements.


Whitman Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS


As of December 31 (in millions)
                                                            1994      1993
                                                           ------    ------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Short-term debt, including current maturities of
   long-term debt                                        $   90.0  $   90.0
  Accounts and dividends payable                            238.7     232.9
  Income taxes payable                                       10.6      10.7
  Accrued expenses:
   Salaries and wages                                        40.2      39.0
   Interest                                                  26.6      22.8
   Other expenses                                            77.0      77.3
                                                         --------  --------
     Total current liabilities                              483.1     472.7
Long-term debt                                              723.0     749.3
Deferred income taxes                                        15.6      66.6
Other liabilities                                           154.9     124.7
Minority interest                                           206.2     172.9
Shareholders' equity:
  Common stock (no par, 250.0 million shares authorized;
   105.0 million outstanding at December 31, 1994 and
   107.1 million outstanding at December 31, 1993)          413.2     404.4
  Retained income                                           239.9     172.4
  Cumulative translation adjustment                         (51.8)    (52.3)
  Unrealized investment gain                                  1.3       --
  Treasury stock                                            (50.0)     (7.5)
                                                         --------  --------
  Total shareholders' equity                                552.6     517.0
                                                         --------  --------
  Total liabilities and shareholders' equity             $2,135.4  $2,103.2
                                                         ========  ========


The following notes are an integral part of these statements.


Whitman Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS


For the years ended December 31 (in millions)
                                                  1994      1993      1992
                                                 ------    ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations               $ 106.4   $ 106.4   $  92.1
Adjustments to reconcile to net cash provided by
  operating activities:
  Depreciation and amortization                    98.0      95.5      93.5
  Unrealized investment loss                       24.2        --        --
  Other                                            23.9      24.0      23.3
Changes in assets and liabilities, net of
  acquisitions and dispositions:
  (Increase) decrease in receivables              (11.7)    (43.2)     16.8
  (Increase) decrease in inventories              (10.3)     (7.1)      3.7
  Increase in payables                              5.7      21.8       4.0
  Net change in other assets and liabilities      (24.6)     15.9     (26.4)
                                                -------   -------   -------
Net cash provided by continuing operations        211.6     213.3     207.0
Net cash used by discontinued operations           (5.8)    (29.8)    (12.2)
                                                -------   -------   -------
  Net cash provided by operating activities       205.8     183.5     194.8
                                                -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments                              (127.4)    (88.7)    (79.2)
Proceeds from sales of property                    18.2      14.3      12.0
Investment in joint ventures                       (4.5)       --        --
Purchases of investments                         (168.8)   (211.2)   (121.4)
Proceeds from the sale of investments             156.9     180.2     169.8
                                                -------   -------   -------
  Net cash used by investing activities          (125.6)   (105.4)    (18.8)
                                                -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from (repayment of) bank lines of
  credit and commercial paper                     (41.1)     83.6        --
Proceeds from issuance of long-term debt          231.9     263.3      38.0
Repayment of long-term debt                      (221.1)   (430.8)   (159.1)
Net increase (decrease) in short-term debt           --        --      (2.2)
Issuance of common stock                            6.0       2.2       3.6
Treasury stock purchases                          (42.5)     (3.9)       --
Common dividends                                  (34.8)    (31.1)    (27.3)
                                                -------   -------   -------
  Net cash used in financing activities          (101.6)   (116.7)   (147.0)
                                                -------   -------   -------
Effects of exchange rate changes on cash and
  cash equivalents                                 (0.3)     (0.9)     (1.6)
                                                -------   -------   -------
Change in cash and cash equivalents               (21.7)    (39.5)     27.4
Cash and cash equivalents at beginning of year     93.0     132.5     105.1
                                                -------   -------   -------
Cash and cash equivalents at end of year        $  71.3   $  93.0   $ 132.5
                                                =======   =======   =======

The following notes are an integral part of these statements.

Whitman Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended
December 31, 1994,
1993 and 1992                       Common Stock               Cumulative   Unrealized   Treasury Stock
                                 -------------------Retained   Translation  Investment  ----------------
(dollars in millions)            Shares     Amount   Income    Adjustments     Gain     Shares    Amount
                               ----------- -------- --------   -----------   ---------  ------    ------
Balance, January 1, 1992      107,325,611  $407.7   $ 93.8      $ (25.9)     $  --    (488,952)  $(13.7)
                              -----------  ------   ------      -------      -----  ----------   ------
Net income                                            59.8
Stock option plans                                                                      82,259      2.6
Other changes, net                           (4.3)                                     189,730      5.3
Translation adjustments                                           (19.5)
Dividends declared                                   (27.3)
                              -----------  ------   ------      -------      -----  ----------   ------
Balance, December 31, 1992    107,325,611   403.4    126.3        (45.4)        --    (216,963)    (5.8)
                              -----------  ------   ------      -------      -----  ----------   ------
Net income                                            78.2
Treasury stock purchases                                                              (282,084)    (3.9)
Stock option plans                184,947     1.0     (1.0)                             79,805      2.2
Translation adjustments                                            (6.9)
Dividends declared                                   (31.1)
                              -----------  ------   ------      -------      -----  ----------   ------
Balance, December 31, 1993    107,510,558   404.4    172.4        (52.3)        --    (419,242)    (7.5)
                              -----------  ------   ------      -------      -----  ----------   ------
Net income                                           103.2
Treasury stock purchases                                                            (2,656,374)   (42.5)
Stock option plans                594,432     8.8     (0.9)                              2,300
Translation adjustments                                             0.5
Unrealized investment gain                                                     1.3
Dividends declared                                   (34.8)
                              -----------  ------   ------      -------      -----  ----------   ------
Balance, December 31, 1994    108,104,990  $413.2   $239.9      $ (51.8)     $ 1.3  (3,073,316)  $(50.0)
                              ===========  ======   ======      =======      =====  ==========   ======

The following notes are an integral part of these statements.


Whitman Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SIGNAFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Whitman Corporation and all of its significant subsidiaries (the Company).
CASH AND CASH EQUIVALENTS. Cash and cash equivalents consist of deposits with banks and financial institutions which are unrestricted as to withdrawal or use, and which have original maturities of three months or less. Inventories. Inventories are valued at the lower of cost (principally determined on the first-in, first-out or average methods) or net realizable value.
INVESTMENTS. Investments include real estate held for sale, principally at Illinois Center, a large single location, mixed use development located on the Chicago lakefront. The investments in real estate are carried at cost which management believes is lower than net realizable value. When real estate is sold, the net proceeds are deducted from the carrying value. Also included are domestic and U.S. dollar-denominated foreign government securities and securities guaranteed by such governments or their agencies, bank obligations and corporate obligations (which are recorded at fair market value), as well as other miscellaneous investments.
PROPERTY. Depreciation is computed on the straight-line method and includes depreciation for properties under capital leases. When property is sold or retired, cost and accumulated depreciation are eliminated from the accounts and gains or losses are recorded in income. Expenditures for maintenance and repairs are expensed as incurred. The approximate ranges of annual depreciation rates for major property classifications are as follows:

          Buildings                                           2% -  5%
          Machinery and equipment                             5% - 33%

INTANGIBLE ASSETS. Intangible assets primarily consist of the excess of cost over fair market value of tangible assets of acquired businesses, reflecting premiums paid for consumer franchises, brand names, trademarks, distribution systems, manufacturing know-how and other intangible assets. Such premiums generally are being amortized on straight-line bases over 40 years, with minor amounts being amortized over shorter periods. The Company evaluates such goodwill by reviewing past and, if necessary, projected future operating results and undiscounted cash flows from such operations. The Company does not believe there has been any material impairment of the carrying value of its goodwill.
INCOME PER COMMON SHARE. Income per common share is based upon the weighted average number of common and common equivalent shares outstanding, assuming the exercise of stock options where dilutive.
ADVERTISING.  Advertising expenditures are expensed as incurred.
REVENUE RECOGNITION. Revenue is recognized when title to a product is transferred to the customer or upon completion of a service.
INTEREST RATE AND CURRENCY SWAPS. The Company enters into a variety of interest rate and currency swaps in its management of interest rate and foreign currency exposures. The differential to be paid or received is accrued as interest rates change and is recognized over the lives of the agreements. Realized and unrealized gains and losses on foreign currency transactions are recognized currently in other expense, net.

2. DISCONTINUED OPERATIONS

   In the fourth quarter of 1994, the Company recorded a $3.2 million after tax charge to discontinued operations. This charge was a result of an on-going evaluation of the Company's potential liabilities for environmental claims which principally relate to previously sold subsidiaries (see Note
11). As a result of additional claims, additional information and experience concerning possible remediation costs, as well as continuing legal, consulting and other related expenses, the Company provided approximately $30 million after taxes for additional estimated expenses relating to these potential environmental liabilities. The charge also reflected settlement of the Company's income tax audits for the years 1980-1987 with the Internal Revenue Service (I.R.S.), which included some large potential claims for issues related to previously discontinued operations. As a result of these settlements, the Company has restored to income amounts of tax accruals no longer deemed necessary.
   In the third quarter of 1993, the Company settled a lawsuit filed by the Middleby Corporation against the Company's Hussmann subsidiary for $19.5 million in cash and certain other concessions. The suit related to the 1989 sale of Hussmann's foodservice equipment operations. Provision for the lawsuit and related expenses (after taxes), along with additional income taxes and other expenses associated with previously discontinued operations, were recorded in 1992 as part of discontinued operations.

3. PROVISION FOR INCOME TAXES

   The income tax provision consisted of:

(in millions)                                        1994    1993   1992
                                                    ------  ------ ------
Current:
      Federal                                        $82.1   $63.1  $51.9
      Foreign                                         16.3    14.0   13.3
      State and local                                 13.6    10.6    8.9
                                                     -----   -----  -----
       Total current                                 112.0    87.7   74.1
                                                     =====   =====  =====
Deferred:
      Federal                                        (21.4)    3.2   (4.6)
      Foreign                                         (1.6)    1.4   (1.4)
      State and local                                 (0.9)   (1.6)   0.4
       Total deferred                                (23.9)    3.0   (5.6)
                                                     -----   -----  -----
Income tax provision                                 $88.1   $90.7  $68.5
                                                     =====   =====  =====

   The items which gave rise to differences between the income tax provision in the income statements and the income tax computed at the United States statutory rate are summarized below:

                                           1994         1993        1992
                                       -----------  ----------- -----------
(dollars in millions)                  Amount   %   Amount   %  Amount   %
                                       ------ ----  ------ ---- ------ ----
Income tax expense computed at
  statutory rate                       $ 74.4 35.0 $ 74.3  35.0 $ 58.0 34.0
State income taxes, net of federal
  income tax benefit                      8.3  3.9    5.9   2.8    6.1  3.6
Higher foreign effective tax rates        4.1  1.9    5.2   2.4    4.1  2.4
Goodwill amortization                     5.1  2.4    4.7   2.2    4.5  2.6
Other items, net                         (3.8)(1.8)   0.6   0.3   (4.2)(2.4)
                                       ------ ---- ------  ---- ------ ----
Income tax provision                   $ 88.1 41.4 $ 90.7  42.7 $ 68.5 40.2
                                       ====== ==== ======  ==== ====== ====

   Pretax income from foreign operations amounted to $31.6 million, $30.7 million, and $25.4 million in 1994, 1993 and 1992, respectively. U.S. income taxes have not been provided on the undistributed income ($89.1 million) of the Company's foreign subsidiaries which currently is not intended to be remitted to the U.S.
   The I.R.S. has completed its examinations of the Company's Federal income tax returns through 1987. The IRS had proposed adjustments for the years 1980-1987 which would have substantially increased the Company's tax liability. The Company has settled all issues for these years, and accruals which were no longer required have been credited to income from continuing operations or to income from discontinued operations, as appropriate (see
Note 2). The accruals which have been restored to income from continuing operations were reflected in "other items, net" in the table above.
   Deferred income taxes are created by "temporary differences" which exist between amounts of assets and liabilities recorded for financial reporting purposes and such amounts as measured by income tax regulations. These temporary differences, which gave rise to deferred tax assets and liabilities at December 31, are attributable to:

(in millions)                                                1994      1993
                                                            ------    ------
Deferred tax assets:
Provision for closed and sold businesses                  $  39.9   $  27.0
Lease transactions                                           19.3      20.8
Self-insurance provisions                                    16.3      19.3
Postretirement benefit accruals                              12.4      12.2
Other                                                        41.6      36.8
                                                          -------   -------
  Total deferred tax assets                                 129.5     116.1
                                                          -------   -------
Deferred tax liabilities:
Property, plant and equipment                                68.2      70.8
Pensions                                                      8.7       8.5
Intangibles                                                   7.5       6.4
Other                                                        48.6      72.9
                                                          -------   -------
  Total deferred tax liabilities                            133.0     158.6
                                                          -------   -------
   Net deferred tax liability                             $   3.5   $  42.5
                                                          =======   =======
Net deferred tax liability (asset) included in:
  "Other current assets"                                  $ (12.1)  $ (24.1)
  "Deferred income taxes"                                    15.6      66.6
                                                          -------   -------
Net deferred tax liability                                $   3.5   $  42.5
                                                          =======   =======

   Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Statement No. 109 superseded existing accounting standards for income taxes, including Statement No. 96 which the Company adopted in 1988. Adoption of Statement No. 109 did not have any significant effect on the Company's financial position or results of operations. The increase in the statutory Federal income tax rate to 35 percent in 1993 did not have a significant effect on the deferred tax balances.


4. DEBT

  Debt at December 31 consisted of the following:

(in millions)                                               1994      1993
                                                           ------    ------
Whitman Corporation:
6.3% to 6.9% notes due 2000 and 2005                      $ 136.5   $ 136.5
7.5% notes due 2003                                         125.0     125.0
6.5% notes due 2006                                         100.0        --
7.5% notes due 2001                                          75.0        --
Notes due 1996, effective interest rate 5.7%                 70.0      70.0
Notes due 1997, effective interest rate 5.6%                 40.0      75.0
Term loan agreements and notes, due 1995 through 1999,
  effective interest rates 5.7% to 12.5%                    104.9     109.9
Swiss franc bonds and notes due 1995, exchanged for U.S.
  dollar liabilities at 12.4%                                50.0      96.7
Canadian notes due 1995, exchanged for U.S. dollar
  liabilities at 12.2%                                       38.1      38.1
Equipment notes due 1995 through 1996, 11.0% to 13.3%         7.0      15.4
Commercial paper and revolving credit borrowings due
  1995, effective rates 6.4% to 6.5%                         42.5      83.6
Whitman Finance Corporation, N.V.:
Sinking fund zero coupon bonds due 1994, 14.3%                 --      54.8
Retractable notes due 1994, 5.8%                               --       5.3
Other Subsidiaries:
Obligations under capital leases                             17.7      19.4
Various                                                       8.6      11.0
                                                          -------   -------
Total debt                                                  815.3     840.7
Less: Amount due within one year                             90.0      90.0
      Unamortized discount                                    2.3       1.4
                                                          -------   -------
Total long-term debt                                      $ 723.0   $ 749.3
                                                          =======   =======

   The Company maintains a $200 million commercial paper program and had $30 million and $50 million of commercial paper outstanding under this program at December 31, 1994 and 1993, respectively. The Company also has a contractual revolving credit facility which permits it to borrow up to $300 million. The interest rates on the revolving credit facility may be floating or fixed and are based on domestic rates or the London Interbank Offered Rate ("LIBOR") at the option of the Company. This facility expires in 1999. There were borrowings of $12.5 million and $33.6 million under such commitments at December 31, 1994 and 1993, respectively. The fees payable on the unused portion of such commitments are not significant. At December 31, 1994, $287.5 million of the revolving credit facility remained unused and available to back the Company's commercial paper borrowings.
   The amounts of long-term debt (excluding commercial paper and revolving credit borrowings) maturing in 1996 through 1999, are: $102.4 million, $56.2 million, $3.4 million and $11.2 million, respectively.
   At December 31, 1994, $98.6 million of currently maturing notes have been classified as long-term because the Company has the intent and the ability (through its revolving credit facility) to refinance these obligations for more than one year.
   In September, 1993, the Company redeemed the entire issue of $95.8 million 7-1/4% split currency bonds (effective interest rate of 12.6%), originally due September, 1997, for $101.9 million. After related expenses and fees, this early debt retirement resulted in an after tax loss of $4.2 million, or $0.04 per share. This loss is reported separately as an extraordinary loss in the Consolidated Statements of Income.
   Interest expense included $1.9 million, $2.1 million and $2.6 million for 1994, 1993 and 1992, respectively, relating to liabilities under capital lease agreements. Interest capitalized during periods of construction was not significant.
   At December 31, 1994, collateral of $57.3 million, consisting predominantly of equipment and real estate, was pledged under various long-term loan agreements. Certain of the Company's financing arrangements contain restrictions which, among other features, require maintenance of certain financial ratios. The Company is in compliance with these debt covenants.

5. FINANCIAL INSTRUMENTS

   The Company uses financial derivative instruments to manage its interest rate risk. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying notional amounts.
   The Company has entered into certain interest rate swap agreements with commercial and investment banks in which it pays a floating interest rate and receives a fixed interest rate. These contracts are summarized as follows:

                                                                   Effective
                               Notional                 Effective   Interest
                                Amount     Maturity     Interest      Rate
Related Debt Issue:          (in millions) of Swaps     Rate Paid   Received
                              ----------  ----------   ----------  ----------
7.5% notes due 2003            $ 125.0       1996         7.0%        5.2%

6.5% notes due 2006            $  40.0       1997         7.0%        5.2%

   The Company's interest rate swap transactions (notional amounts) for 1993 and 1994 are summarized as follows (in millions):
                                                        Pay           Pay
                                                        Fixed       Variable
                                                      --------      --------
Balance, January 1, 1993                               $ 140.0      $    --
                                                       -------      -------
New contracts                                              --         135.0
Expired contracts                                        (75.0)       (10.0)
                                                       -------      -------
Balance, December 31, 1993                                65.0        125.0
                                                       -------      -------
New contracts                                              --          40.0
Expired contracts                                        (65.0)          --
                                                       -------      -------
Balance, December 31, 1994                             $   --       $ 165.0
                                                       =======      =======

   Whitman's interest rate hedging programs increased the annual weighted average cost of debt from 8.7% to 9.0% in 1994, from 8.8% to 9.3% in 1993 and from 9.8% to 10.4% in 1992. Interest expense was increased by $2.1 million in 1994, $5.4 million in 1993 and $6.1 million in 1992 as a result of these hedging programs.
   The Company also has entered into foreign currency swap agreements to reduce the effect of changes in foreign exchange rates on its debt denominated in foreign currencies. Substantially all foreign currency denominated debt and interest payments have been hedged into U.S.dollars. Under the hedge agreements, the Company will repay the 138.2 million Swiss franc debt at an effective exchange rate of 2.764 Swiss francs per dollar ($50.0 million), compared to a December 30, 1994 exchange rate of 1.308 Swiss francs per dollar ($105.6 million) and will pay the 50 million Canadian dollar debt at an effective exchange rate of 1.312 Canadian dollars per U.S. dollar ($38.1 million), compared to a December 30, 1994 exchange rate of
1.403 Canadian dollars per U.S. dollar ($35.6 million).
   If the Company had left the interest payments payable in foreign currency (i.e., unhedged), then the Company's interest expense would have decreased by $0.3 million, $7.0 million and $7.0 million for 1994, 1993 and 1992, respectively. Consequently, this would have had no material effect on weighted average cost of borrowing in 1994, and would have lowered the weighted average cost of borrowing to 8.6% from 9.3% in 1993 and to 9.7% from 10.4% in 1992.
   At December 31, 1994, the Company had $303.1 million in floating rate debt exposure (including notional principal on interest rate swap contracts). Substantially all of this floating rate exposure is related to six month LIBOR rates. If the six month LIBOR increased by 50 basis points, the Company's 1994 interest expense would have increased by $1.4 million. In addition, the Company had $12.5 million in revolving credit facility borrowings and $30 million in commercial paper outstanding at December 31, 1994. The relevant indices for revolving credit and commercial paper borrowings are generally one month LIBOR and the commercial paper composite rate, respectively. If these rates increased by 50 basis points, the Company's 1994 interest expense would have increased by $0.3 million.
   As of the end of each of the last two years, the Company had no deferred gains or losses related to terminated interest rate swap contracts.
   The Company periodically monitors its financial instrument positions and the credit ratings of its counterparties and limits the amount of exposure with any one counterparty. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate and foreign currency swap agreements. The Company does not anticipate nonperformance by any of the counterparties.
   In 1992, Whitman Finance Corporation N.V. entered into a cross currency contract in order to hedge the cost of its split currency debt. In 1993, the Company terminated the contract, resulting in a $2.0 million gain. This gain was recognized in 1993 as the underlying debt to which it was assigned was called for redemption in 1993.
   The fair market value of the Company's debt as of December 31, 1994 was $827.1 million. The fair market value was based on quotes from financial institutions for instruments with similar characteristics and upon discounting future cash flows. The fair market value of the Company's derivative instruments, which was obtained by quotes from financial institutions for instruments with similar characteristics was $45.0 million as of December 31, 1994.

6. PENSION AND OTHER POSTRETIREMENT PLANS

COMPANY-SPONSORED DEFINED BENEFIT PENSION PLANS. Substantially all of the Company's employees are covered under various defined benefit pension plans sponsored and funded by the Company. Plans covering salaried employees provide pension benefits based on years of service and employees' compensation during the five years preceding retirement. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. Plan assets are invested primarily in common stocks, corporate bonds and government securities.
   Net periodic pension cost for 1994, 1993 and 1992 included the following components:

(in millions)                                         1994   1993    1992
                                                     ------ ------  ------
Service cost - benefits earned during period         $ 7.5   $ 7.7  $ 7.3
Interest cost on projected benefit obligation         16.4    16.4   16.3
Actual return on assets                               (6.3)  (28.0) (20.6)
Net amortization and deferral                        (12.2)   10.2    3.4
                                                     -----   -----  -----
Total net periodic pension cost                      $ 5.4   $ 6.3  $ 6.4
                                                     =====   =====  =====

   Pension costs are funded in amounts not less than minimum levels required by regulation. The principal economic assumptions used in the determination of net periodic pension cost include the following:

                                                      1994   1993    1992
                                                     ------ ------  ------
Discount rate                                         7.0%    7.5%   8.0%
Expected long-term rate of return on assets          10.0%   10.0%  10.0%
Rates of increase in compensation levels              4.5%    5.0%   5.5%

   The following table reconciles the pension plans' funded status to the amounts recognized in the Company's balance sheets as of December 31, 1994 and 1993:

                                       1994                    1993
                            ------------------------ ------------------------
                              Assets     Accumulated   Assets     Accumulated
                              Exceed      Benefits     Exceed      Benefits
                            Accumulated    Exceed    Accumulated    Exceed
(in millions)                Benefits      Assets     Benefits      Assets
                            ----------   ----------  ----------   ----------
Actuarial present value
 of benefit obligation
 (measured as of September
  30):
 Vested benefit obligation    $(148.5)    $ (33.2)     $(152.3)    $ (50.5)
                              =======     =======      =======     =======
 Accumulated benefit
  obligation                   (149.9)      (34.8)      (153.4)      (52.6)
                              =======     =======      =======     =======
 Projected benefit
  obligation                   (175.5)      (38.3)      (177.5)      (55.9)
Plan assets at fair market
 value (measured as of
 September 30)                  199.6        29.5        189.9        41.3
                              -------     -------      -------     -------
Plan assets in excess of
 (less than) projected
 benefit obligation              24.1        (8.8)        12.4       (14.6)
                              -------     -------      -------     -------
Unrecognized net asset at
 transition to SFAS No. 87       (3.8)       (0.1)        (4.8)        --
Unrecognized prior service
 cost                            15.7         4.8         19.0         6.2
Unrecognized net loss (gain)    (10.9)        1.0         (3.2)        7.4
Additional liability required
 to recognize minimum
 liability                        --         (2.9)         --        (10.6)
                              -------     -------      -------     -------
Prepaid (accrued) pension
 cost recognized on balance
 sheets                       $  25.1     $  (6.0)     $  23.4     $ (11.6)
                              =======     =======      =======     =======

   The principal economic assumptions used in determining the above benefit obligations were: discount rates of 8.5 percent and 7.0 percent in 1994 and 1993, respectively, and rates of increase in future compensation levels of
6.0 percent and 4.5 percent, respectively.

COMPANY-SPONSORED DEFINED CONTRIBUTION PLANS. Substantially all U.S. salaried employees, certain U.S. hourly employees and certain Australian and Canadian employees participate in voluntary, contributory defined contribution plans to which the Company makes partial matching contributions. Company contributions to these plans amounted to $9.7 million, $8.1 million and $7.5 million in 1994, 1993 and 1992, respectively.

MULTI-EMPLOYER PENSION PLANS. The Company's subsidiaries participate in a number of multi-employer pension plans which provide benefits to certain unionized employee groups of the Company. Amounts contributed to the plans totaled $4.8 million, $5.0 million and $5.3 million in 1994, 1993 and 1992, respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, which among other items, required the Company to reflect in its financial statements estimates of future costs of medical and survivor benefits for certain retirees. Previously, the costs of the Company's retiree and survivor benefit programs were recognized in the financial statements on a cash accounting basis. The Company elected to recognize this change in accounting on the immediate recognition basis. The cumulative effect of adopting this change in accounting principle was an increase in accrued postretirement costs of $38.7 million, a decrease in deferred tax liabilities of $14.7 million and a decrease in net income of $24.0 million ($0.22 per share).
   The Company provides substantially all U.S. salaried employees who retired prior to July 1, 1989 and selected other employees in the U.S. and Canada with certain life and health care benefits. U.S. salaried employees retiring after July 1, 1989 generally are required to pay the full cost of these benefits. Eligibility for these benefits varies with the employee's classification prior to retirement. Benefits are provided through insurance contracts or welfare trust funds. The insurance plans generally are financed by monthly insurance premiums and are based upon the prior year's experience. Benefits paid from a welfare trust are financed by monthly deposits which approximate the amount of current claims and expenses. The Company has the right to modify or terminate these benefits.
   Net periodic cost of postretirement benefits other than pensions for 1994 and 1993 included the following components:

(in millions)                                                1994    1993
                                                            ------  ------
Service cost-benefits earned during the period               $0.3   $ 0.4
Interest cost on accumulated postretirement benefit
  obligation                                                  2.2     2.9
Net amortization and deferral                                 0.4      --
                                                             -----  -----
Net periodic postretirement benefit cost                     $2.9   $ 3.3
                                                             =====  =====

   Net periodic postretirement benefit cost in 1992 was $2.8 million.

   The principal economic assumptions used in the determination of net periodic cost of postretirement benefits other than pensions included the following:
                                   1994                        1993
                              --------------              --------------
Discount rate                       7.0%                        7.5%

Rate of increase
 in compensation levels             4.5%                        5.0%

Rate of increase in the
 per capita cost of           10.3% in 1994                11.0% in 1993
 covered health care       decreasing gradually        decreasing gradually
 benefits                to 5.0% by the year 2006    to 5.5% by the year 2006


   The Company's postretirement health care and life plans are not funded. The unfunded status of the plans as of December 31, 1994 and 1993 was as follows:

(in millions)                                                1994     1993
                                                            ------   ------
Actuarial present value of accumulated postretirement
benefit obligation:
      Retirees                                              $22.1     $32.3
      Fully eligible active plan participants                 1.0       1.1
      Other active plan participants                          3.3       4.3
                                                            ------    ------
       Total                                                 26.4      37.7
                                                            ------    ------
Plan assets at fair market value                               --        --
Accumulated postretirement benefit obligation in excess
of plan assets                                               26.4      37.7
Unrecognized net loss                                        12.9       1.1
Unrecognized prior service cost                              (0.2)      1.7
                                                            ------    ------
Accrued postretirement benefit cost                         $39.1     $40.5
                                                            ======    ======

   The principal economic assumptions used in determining the above benefit obligations were as follows:

                                   1994                        1993
                              --------------              --------------
Discount rate                      8.5%                        7.0%

Rate of increase in
 compensation levels               6.0%                        4.5%

Rate of increase in the
 per capita cost of            9.9% in 1995                10.3% in 1994
 covered health care       decreasing gradually        decreasing gradually
 benefits                to 6.5% by the year 2006    to 5.0% by the year 2006


   Increasing the assumed health care cost trend rate by 1 percentage point would have increased the accumulated postretirement benefit obligation at December 31, 1994 by $2.6 million and net periodic postretirement benefit cost for 1994 by $0.3 million.

MULTI-EMPLOYER POSTRETIREMENT MEDICAL AND LIFE INSURANCE. The Company's subsidiaries participate in a number of multiemployer plans which provide health care and survivor benefits to unionized employees during their working lives and after retirement. Portions of the benefit contributions, which cannot be disaggregated, related to postretirement benefits for plan participants. Total amounts charged against income and contributed to the plans (including benefit coverage during their working lives) amounted to $5.5 million in 1994 and $5.4 million in 1993.


7. LEASES

   At December 31, 1994, annual minimum rental payments under capital and operating leases that have initial noncancellable terms in excess of one year were as follows:
                                                      Capital     Operating
(in millions)                                          Leases       Leases
                                                     ----------   ----------
1995                                                   $   3.7    $  51.2
1996                                                       2.8       45.4
1997                                                       2.4       39.6
1998                                                       2.4       33.7
1999                                                       2.3       26.9
Thereafter                                                18.6      123.0
                                                       -------    -------
Total minimum lease payments                              32.2    $ 319.8
                                                                  =======
Less imputed interest                                     14.5
                                                       -------
Present value of minimum lease payments                $  17.7
                                                       =======

   Minimum payments under operating leases have not been reduced by $134.7 million of sublease rental income which is due in the future under noncancellable subleases.
   Total rent expense applicable to operating leases amounted to $33.2 million, $29.0 million and $27.7 million in 1994, 1993 and 1992, respectively. These amounts have been reduced by sublease rental income of $21.4 million, $21.2 million and $21.6 million, respectively. A majority of the Company's leases provide that the Company pay taxes, maintenance, insurance and certain other operating expenses.

8. STOCK OPTIONS AND SHARES RESERVED

   The Company's Stock Incentive Plan (the "Plan"), originally approved by shareholders in 1982 and subsequently amended from time to time, provides for granting incentive stock options, nonqualified stock options, related stock appreciation rights (SARs), restricted stock awards, and performance awards or any combination of the foregoing. Incentive stock options and nonqualified stock options are exercisable during a ten-year period beginning six months to three years after the date of grant. Stock appreciation rights have been granted with respect to certain nonqualified and incentive stock options. Options are granted at fair market value at the date of grant.

   Changes in options outstanding are summarized as follows:

                                                              Option Price
                                               Shares           per Share
                                             ----------     -----------------
Balance, January 1, 1992                      3,793,861      $5.062 - $15.474
                                             ----------      ----------------
Granted                                       1,390,200      12.875 -  13.810
Exercised or surrendered for SARs               (95,431)      5.062 -  11.750
Recaptured or terminated                        (53,702)     10.288 -  15.474
                                             ----------      ----------------
Balance, December 31, 1992                    5,034,928       6.937 -  15.474
                                             ----------      ----------------
Granted                                         739,100      13.563
Exercised or surrendered for SARs              (210,243)      8.440 -  14.453
Recaptured or terminated                        (18,618)     11.750 -  14.453
                                             ----------      ----------------
Balance, December 31, 1993                    5,545,167       6.937 -  15.474
                                             ----------      ----------------
Granted                                         660,400      15.688 -  17.250
Exercised or surrendered for SARs              (496,240)     10.288 -  15.875
Recaptured or terminated                         (5,134)     13.563 -  15.688
                                             ----------      ----------------
Balance, December 31, 1994                    5,704,193      $6.937 - $17.250
                                             ==========      ================

   At December 31, 1994, 4,107,793 shares were exercisable and 6,524,910 shares were available for future grants.
   During 1994 and 1993, the Company granted 110,200 and 91,900 restricted shares of stock, respectively, to key members of management under the Plan. There were no grants of restricted stock in 1992. At December 31, 1994, there were 169,931 restricted shares of stock outstanding under the Plan.
   In addition to shares reserved for options, there were 1,248,214 shares of common stock reserved at December 31, 1994 for issuance pursuant to the Company's Retirement Savings Plan.

9. SHAREHOLDER RIGHTS PLAN AND SECOND PREFERRED STOCK

   In 1989, the Company adopted a Shareholder Rights Plan and declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, without par value, of the Company. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Junior Participating Second Preferred Stock
(Series 1), without par value, of the Company at a price of $120 per one one-hundredth of a share of such Second Preferred Stock, subject to adjustment. The Rights will become exercisable if someone buys 15 percent or more of the Company's common stock. In addition, if someone buys 15 percent or more of the Company's common stock, each right will entitle its holder (other than that buyer) to purchase a number of shares of the Company's common stock having a market value of twice the Right's $120 exercise price. If the Company is acquired in a merger, each Right will entitle its holder to purchase a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price.
   Prior to the acquisition of 15 percent or more of the Company's stock, the Rights can be redeemed by the Board of Directors for one cent per Right. The Company's Board of Directors also is authorized to reduce the threshold to 10 percent or increase it to not more than 20 percent. The Rights will expire on January 30, 1999. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the per-share earnings of the Company.
   The Company has 10 million authorized shares of Second Preferred Stock.
In January, 1989, the Company's Board of Directors designated 2.5 million shares of the Second Preferred Stock as Junior Participating Second Preferred Stock (Series 1) in conjunction with the Shareholder Rights Plan. There is no Second Preferred Stock issued or outstanding.

10.  SUPPLEMENTAL CASH FLOW INFORMATION

   Net cash provided by continuing operations reflects cash payments or cash receipts as follows:

(in millions)                                     1994      1993      1992
                                                 ------    ------    ------
Interest paid                                   $  61.0   $  82.0   $  85.5
Interest received                                  (6.8)    (13.4)     (8.4)
Income taxes paid                                 115.4      75.2      57.2
Income tax refunds                                 (8.6)       --        --

11.  ENVIRONMENTAL AND OTHER CONTINGENCIES

   The Company is subject to certain indemnification obligations under agreements with previously sold subsidiaries for potential environmental liabilities. There is significant uncertainty in assessing the Company's share of the potential liability for such claims. The assessment and determination for cleanup at the various sites involved is inherently speculative during the early stages, and the Company's share of such costs is subject to various factors, including possible insurance recoveries and the allocation of liabilities among many other potentially responsible and financially viable parties.
   Using the latest evaluations from outside advisors and consultants, the Company believes that its potential environmental liabilities, before possible insurance recoveries, range from $40 million to $60 million, or possibly more. As a result of this continuing evaluation of potential exposure for environmental liabilities, the Company has provided approximately $30 million after taxes in 1994 through a charge to discontinued operations (see Note 2). As of December 31, 1994, with the additional provision, the Company had $50 million accrued to cover these future potential liabilities.
   These estimated liabilities include expenses for the remediation of identified sites, payments to third parties for claims and expenses, and the expenses of on-going evaluation and litigation. The estimates are based upon current technology and remediation techniques, and do not take into consideration any inflationary trends upon such claims or expenses, nor do they reflect the possible benefits of continuing improvements in remediation methods. The accruals also do not provide for any claims for environmental liabilities or other potential issues which may be filed against the Company in the future.
   The Company also has other contingent liabilities from various pending claims and litigation on a number of matters, for which the ultimate liability for each claim, if any, cannot be determined. In the opinion of management, and based upon information currently available, the ultimate resolution of these claims and litigation, including potential environmental exposures, and considering amounts already accrued, will not have a material effect on the Company's financial condition. While additional claims and liabilities may develop and may result in additional charges to income, principally through discontinued operations, the Company does not believe that such charges, if any, would have a material effect upon the Company's financial condition.

12. SEGMENT REPORTING

   The Company is engaged in three distinct businesses:  Pepsi-Cola soft drinks and other beverages; Midas automotive services;
and Hussmann refrigeration systems and equipment.  Selected financial information related to these business segments is shown below:
                                             Sales & revenues              Operating income             Identifiable assets
                                       ----------------------------  ----------------------------  ----------------------------
(in millions)                            1994      1993      1992      1994      1993      1992      1994      1993      1992
                                       --------  --------  --------  --------  --------  --------  --------  --------  --------
Pepsi General                          $1,256.1  $1,179.6  $1,111.2  $  185.5  $  170.5  $  139.0  $  892.8  $  843.6  $  827.5
Midas                                     543.2     503.6     485.6      75.2      67.1      73.1     406.9     386.9     389.2
Hussmann                                  859.5     846.5     791.2      82.5      83.6      76.8     492.0     487.4     471.5
Eliminations and other                     --        --        --        --        --        --       167.2     210.6     219.1
                                       --------  --------  --------  --------  --------  --------   -------  --------  --------
  Total before corporate
  administrative expenses              $2,658.8  $2,529.7  $2,388.0     343.2     321.2     288.9   1,958.9   1,928.5   1,907.3
                                       ========  ========  ========
Corporate administrative expenses                                       (16.4)    (15.9)    (14.5)
Total operating income                                                  326.8     305.3     274.4
                                                                     --------  --------  --------
Interest expense, net                                                   (64.7)    (83.4)    (88.7)
Other income (expense), net
  corporate assets                                                      (49.4)     (9.7)    (15.1)    176.5     174.7     155.5
                                                                     --------  --------  --------  --------  --------  --------
Pretax income/total assets                                           $  212.7  $  212.2  $  170.6  $2,135.4  $2,103.2  $2,062.8
                                                                     ========  ========  ========  ========  ========  ========

                                     Depreciation
                                          and                 Capital
                                     amortization           investments
                                 --------------------  --------------------
(in millions)                     1994   1993    1992   1994    1993   1992
                                 ------ ------  ------ ------  ------ ------
Pepsi General                   $ 53.7  $ 52.9 $ 52.0  $ 66.0 $ 45.0  $ 41.0
Midas                             16.4    15.5   14.8    28.7   24.4    20.5
Hussmann                          17.3    16.5   17.2    32.7   19.2    17.3
Eliminations & other              10.6    10.6    9.5     --     0.1     0.4
                                ------  ------ ------  ------ ------  ------
  Total before corporate
  administrative expenses       $ 98.0  $ 95.5 $ 93.5  $127.4 $ 88.7  $ 79.2
                                ======  ====== ======  ====== ======  ======

Selected geographical information is presented below:
                                            Sales and revenues             Operating profit             Identifiable assets
                                       ----------------------------  ----------------------------  ----------------------------
(in millions)                            1994      1993      1992      1994      1993      1992      1994      1993      1992
                                       --------  --------  --------  --------  --------  --------  --------  --------  --------
United States                          $2,236.3  $2,142.2  $2,002.3  $  312.2  $  292.4  $  262.8  $1,629.3  $1,613.9  $1,616.0
Foreign                                   472.2     442.7     406.2      31.0      28.8      26.1     329.6     314.6     291.3
Eliminations                              (49.7)    (55.2)    (20.5)      --        --        --        --        --        --
                                       --------  --------  --------  --------  --------  --------  --------  --------  --------
  Total before corporate
  expenses/assets                      $2,658.8  $2,529.7  $2,388.0  $  343.2  $  321.2  $  288.9  $1,958.9  $1,928.5  $1,907.3
                                       ========  ========  ========  ========  ========  ========  ========  ========  ========

   Equity in net income and net assets of the Company's foreign operations amounted to $16.7 million and $180.8 million, respectively, in 1994, $15.5 million and $157.2 million in 1993, and $13.6 million and $158.2 million in 1992.
   Operating income is exclusive of net interest expense, corporate administrative expenses, equity in net income of affiliates, other miscellaneous income and expense items, and income taxes. Other expense, net in 1994 includes a $24.2 million unrealized loss on investment in Northfield Laboratories Inc. ("Northfield"). Foreign currency gains or losses were not significant. Sales between operating segments and between geographical areas were not significant. Export sales, sales to any single customer and sales to domestic or foreign governments were each less than ten percent of consolidated sales and revenues.
   Corporate assets are principally cash or cash equivalents, investments, and furniture and fixtures.


13.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

(in millions, except             First   Second    Third   Fourth     Full
per-share data)                 Quarter  Quarter  Quarter  Quarter    Year
                               -------- -------- -------- --------  --------
1994:
From continuing operations:
Sales                          $ 546.9   $ 673.5   $ 741.3  $ 697.1 $ 2,658.8
Gross profit                     193.0     248.7     269.3    243.1     954.1
Income from continuing
operations                         9.8      35.8      29.0     31.8     106.4
Income per share:
Continuing operations          $  0.09   $  0.34   $  0.27  $ 0.30  $   1.00
Net income                     $  0.09   $  0.34   $  0.27  $ 0.27  $   0.97
1993:
From continuing operations:
Sales                          $ 522.5   $ 634.7   $ 703.7  $ 668.8 $ 2,529.7
Gross profit                     183.0     233.7     255.5    232.5     904.7
Income from continuing
operations                         8.4      29.1      39.8     29.1     106.4
Income (loss) per share:
Continuing operations          $  0.08   $  0.27   $  0.37  $ 0.27  $   0.99
Net income (loss)              $ (0.14)  $  0.27   $  0.33  $ 0.27  $   0.73

   At the end of the third quarter of 1994, the Company adjusted its investment in Northfield to reflect the then current market value. The market value of the Northfield investment, based upon quoted market prices at that time, was lower than the purchase cost by $24.2 million. This unrealized loss, after reflecting deferred tax benefits of $8.7 million, resulted in a non-cash charge to income of $15.5 million, or $0.15 per share.

14.  SUBSEQUENT EVENT

   In December, 1994, the Mexican peso was permitted to float against the U.S. dollar and other currencies, and as a result, the peso has been devalued from 3.4 pesos/dollar as of November 30, 1994 (the date used for inclusion of Hussmann's Mexican operations in the consolidated financial statements of the Company) to approximately 5.4 pesos/dollar as of January 16, 1995. This devaluation of the peso is expected to reduce Whitman's shareholders' equity by less than $20 million and will be reflected in the consolidated financial statements for the first quarter of 1995.
   In 1994, Hussmann's Mexican operations reported sales of approximately $100 million and operating income of approximately $20 million. While it is difficult to assess the effect on Hussmann's operating results for 1995, the devaluation of the peso may cause Hussmann-Mexico's competitive environment to improve, and may result in an incremental growth in revenues. It is not possible at this time to determine what effect the devaluation will have upon pricing or costs, but management believes the devaluation will not have a material adverse effect upon the Company's 1995 operating results.

Whitman Corporation
SELECTED FINANCIAL DATA
For the years ended December 31
 (dollars in millions except per share)                                   1994      1993      1992      1992     1990(B)    1989
                                                                        --------  --------  --------  --------  --------  --------
Operating Results:
Sales and revenues:
  Pepsi General                                                        $ 1,256.1 $ 1,179.6 $ 1,111.2 $ 1,121.9 $ 1,041.2  $  961.4
  Midas                                                                    543.2     503.6     485.6     476.0     476.4     433.7
  Hussmann                                                                 859.5     846.5     791.2     795.4     787.4     788.9
                                                                       --------- --------- --------- --------- ---------  --------
    Total                                                              $ 2,658.8 $ 2,529.7 $ 2,388.0 $ 2,393.3 $ 2,305.0  $2,184.0
                                                                       ========= ========= ========= ========= =========  ========
Operating income:
  Pepsi General                                                        $   185.5 $   170.5 $   139.0 $   144.7 $   117.5  $  108.1
  Midas                                                                     75.2      67.1      73.1      76.4      66.7      68.0
  Hussmann                                                                  82.5      83.6      76.8      66.1      35.2      60.6
  Corporate administrative expenses                                        (16.4)    (15.9)    (14.5)    (15.4)   (157.8)    (26.3)
                                                                       --------- --------- --------- --------- ---------  --------
    Total operating income                                                 326.8     305.3     274.4     271.8      61.6     210.4
Interest expense, net                                                      (64.7)    (83.4)    (88.7)   (114.2)    (96.2)    (84.7)
Other income (expense), net (A)                                            (49.4)     (9.7)    (15.1)      4.1      (4.4)     21.1
                                                                       --------- --------- --------- --------- ---------  --------
    Income (loss) before income taxes                                      212.7     212.2     170.6     161.7     (39.0)    146.8
Income tax provision (benefit)                                              88.1      90.7      68.5      70.3     (17.9)     50.9
Minority Interest                                                           18.2      15.1      10.0      11.0      10.2      10.3
                                                                       --------- --------- --------- --------- ---------  --------
Income (loss) from continuing operations                                   106.4     106.4      92.1      80.4     (31.3)     85.6
Income (loss) from discontinued operations                                  (3.2)     --       (32.3)     17.2      50.6     105.1
Extraordinary loss on early debt retirement                                 --        (4.2)     --        --        --        --
Cumulative effect of changes in accounting principle                        --       (24.0)     --        --        --        --
                                                                       --------- --------- --------- --------- ---------  --------
Net income                                                                 103.2      78.2      59.8      97.6      19.3     190.7
Preferred dividends requirement                                             --        --        --        --        38.6      36.6
                                                                       --------- --------- --------- --------- ---------  --------

Income (loss) applicable to common stock                               $   103.2 $    78.2 $    59.8 $    97.6 $   (19.3) $  154.1
                                                                       ========= ========= ========= ========= =========  ========
Net Income (Loss) Per Share:
  From continuing operations                                           $   1.00  $   0.99  $   0.86  $   0.76  $  (0.68)  $   0.48
  From discontinued operations                                            (0.03)     --       (0.30)     0.16      0.49       1.02
  Extraordinary loss on early debt retirement                              --       (0.04)     --        --        --         --
  Cumulative effect of change in accounting principle                      --       (0.22)     --        --        --         --
                                                                       --------  --------  --------  --------  --------   --------
    Net income (loss)                                                  $   0.97  $   0.73  $   0.56  $   0.92  $  (0.19)  $   1.50
                                                                       ========  ========  ========  ========  ========   ========

Average shares (in millions)                                              106.2     107.5     107.2     105.9     102.8      102.6
                                                                       ========  ========  ========  ========  ========   ========
Cash dividends per common share                                        $   0.33  $   0.29  $  0.255  $  0.445  $   1.05   $  1.005
                                                                       ========  ========  ========  ========  ========   ========
Other Statistics:
Total assets                                                           $ 2,135.4 $ 2,103.2 $ 2,062.8 $ 2,123.0 $ 3,347.3  $3,334.6
Long-term debt                                                         $   723.0 $   749.3 $   791.8 $   895.9 $ 1,643.4  $1,655.9
Capital investments                                                    $   127.4 $    88.7 $    79.2 $    79.2 $    96.4  $  117.6
Depreciation and amortization                                          $    98.0 $    95.5 $    93.5 $    86.6 $    84.3  $   76.2
Number of employees at December 31                                        15,271    14,868    14,374    14,703    15,129    15,165

(A) 1994 includes a $24.2 million unrealized loss on investment in Northfield Laboratories Inc.
(B) Included in the 1990 operating results were costs associated with a restructuring charge of $15.1 million at Pepsi General, $10.9 million at Midas, $10.5 million at Hussmann, and $134.3 million at the Whitman corporate office.

                      WHITMAN CORPORATION AND SUBSIDIARIES



                             ______________________

                                    EXHIBITS


                  FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                      FISCAL YEAR ENDED DECEMBER 31, 1994


                                 EXHIBIT INDEX

Exhibit
  No.       Description of Exhibit
- ------ ---------------------------------

(3)a+ Certificate of Incorporation as Restated April 30, 1987, and subsequently amended through June 24, 1992.
(3)b@  By-Laws, as Amended July 17, 1989.
(4)# Indenture dated as of January 15, 1993, between Whitman Corporation and The First National Bank of Chicago, Trustee. The Registrant will furnish to the Securities and Exchange Commission, upon request, copies of the forms of the debt securities issued from time to time pursuant to the Indenture dated as of January 15, 1993.
(10)a# **1982 Stock Option, Restricted Stock Award and Performance Award Plan
            (as amended through June 16, 1989).
(10)b# **Amendment No. 2 to 1982 Stock Option, Restricted Stock Award and Performance Award Plan made as of September 1, 1992.
(10)c# **Form of Nonqualified Stock Option Agreement.
(10)d# **Amendment to 1982 Stock Option, Stock Award and Performance Award Plan made as of February 19, 1993.
(10)e# **Form of Severance Compensation and Change in Control Agreement dated as of March 17, 1989.
(10)f# **Form of Amendment to Severance Compensation and Change in Control Agreement dated July 1, 1992.
(10)g# **Management Incentive Compensation Plan.
(10)h# **Long Term Performance Compensation Program.
(10)i **Whitman Corporation Executive Retirement Plan, as Amended and Restated Effective January 1, 1995.
(10)j **Hussmann Corporation Executive Retirement Plan, as Amended and Restated Effective January 1, 1995.
(10)k **Midas International Corporation Executive Retirement Plan, as Amended and Restated Effective January 1, 1995.
(10)l **Pepsi-Cola General Bottlers, Inc. Executive Retirement Plan, as Amended and Restated Effective January 1, 1995.
(10)m# **Deferred Compensation Plan for Directors, as Amended November 18,
          1988.
(10)n# **Director Emeritus Program, as amended through February 16, 1990.
(10)o* **Form of Restricted Stock Award Agreement.
(12)   Statement of Calculation of Ratio of Earnings to Fixed Charges.
(21)   Subsidiaries of the Registrant.
(23)   Independent Auditors' Consent.
(24)   Powers of Attorney.

Exhibit Reference Explanations
- ------------------------------
** Exhibit constitutes a management contract or compensatory plan, contract or arrangement described under Item 601(b) (10) (iii) (A) of Regulation S-K.
+ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 as Exhibit 3.
@ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 as Exhibit 3.
# Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 under the indicated Exhibit number.
* Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 as Exhibit (10)p