Form 10-Q
period 1995-03-31
WHITMAN CORP
filed 1995-05-12
CIK 49573

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q
(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from         to
                                    -------    -------

                         Commission File Number 1-4710

                              WHITMAN CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                        36-6076573
- -------------------------------                     ---------------------

(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                     Identification Number)


3501 Algonquin Road, Rolling Meadows, Illinois                60008
- ----------------------------------------------               -------
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
                                               YES   X      NO
                                                   -----       -----

As of April 28, 1995, the Registrant had 104,923,871 outstanding shares (excluding treasury shares) of common stock, no par value.


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

PART II  OTHER INFORMATION

SIGNATURE



                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                     Quarter Ended
                                                       March 31,
                                                   -----------------
                                                    1995      1994
                                                   -------   -------
                                                 (in millions, except
                                                    per-share data)


Sales and Revenues                                $ 594.4   $ 546.9
Cost of Goods Sold                                  383.1     353.9
                                                  -------   -------
  Gross Profit                                      211.3     193.0
Selling, General and Administrative Expenses        157.8     143.2
Amortization Expense                                  4.4       4.3
                                                  -------   -------
  Operating Income                                   49.1      45.5

Interest Expense                                    (17.3)    (19.0)
Interest Income                                       1.3       1.6
Other Expense, Net                                   (2.9)     (6.2)
                                                  -------   -------
  Income Before Income Taxes                         30.2      21.9
Provision for Income Taxes                           13.0       9.4
                                                  -------   -------
  Income Before Minority Interest                    17.2      12.5
Minority Interest                                     3.2       2.7
                                                  -------   -------
Net Income                                        $  14.0   $   9.8
                                                  =======   =======
Average Number of Common Shares Outstanding         105.9     106.5
                                                  =======   =======
Net Income per Common Share                       $  0.13   $  0.09
                                                  =======   =======
Cash Dividends per Common Share                   $ 0.085   $ 0.075
                                                  =======   =======



     See accompanying notes to condensed consolidated financial statements.


                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                 March 31,    December 31,
                                                   1995           1994
                                               ------------   ------------
                                                      (in millions)

ASSETS:
Current Assets:
   Cash and Cash Equivalents                    $  101.5       $   71.3
   Receivables                                     290.4          362.5
   Inventories                                     261.1          233.6
   Other Current Assets                             43.8           40.3
                                                --------       --------
     Total Current Assets                          696.8          707.7
                                                --------       --------
Investments                                        208.1          222.6
Property (at Cost)                               1,230.2        1,205.2
Accumulated Depreciation and Amortization         (605.4)        (591.4)
                                                --------       --------
   Net Property                                    624.8          613.8
                                                --------       --------
Intangible Assets                                  520.9          524.3
Other Assets                                        71.8           67.0
                                                --------       --------
   Total Assets                                 $2,122.4       $2,135.4
                                                ========       ========
LIABILITIES AND SHAREHOLDERS  EQUITY:
Current Liabilities:
   Short-Term Debt, Including Current Portion
     of Long-Term Debt                          $   90.0       $   90.0
   Accounts and Dividends Payable                  243.1          238.7
   Other Current Liabilities                       131.0          154.4
                                                --------       --------
     Total Current Liabilities                     464.1          483.1
                                                --------       --------
Long-Term Debt                                     738.6          723.0
Deferred Income Taxes                               16.5           15.6
Other Liabilities                                  161.1          154.9
Minority Interest                                  208.0          206.2
Shareholders  Equity:
   Common Stock (No par, 250.0 million shares
     authorized; 104.9 million shares
     outstanding at March 31, 1995 and 105.0
     million shares outstanding at
     December 31, 1994)                            415.4          413.2
   Retained Income                                 245.3          239.9
   Cumulative Translation Adjustment               (72.3)         (51.8)
   Unrealized Investment Gain                        0.8            1.3
   Treasury Common Stock                           (55.1)         (50.0)
                                                --------       --------
     Total Shareholders  Equity                    534.1          552.6
                                                --------       --------
   Total Liabilities and Shareholders  Equity   $2,122.4       $2,135.4
                                                ========       ========



     See accompanying notes to condensed consolidated financial statements.


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                     Quarter Ended
                                                       March 31,
                                                  ------------------
                                                    1995      1994
                                                  --------  --------
                                                     (in millions)

CASH FLOWS FROM OPERATING ACTIVITIES:
Income                                            $  14.0   $   9.8
Adjustments to Reconcile to Net Cash Provided
  by Operating Activities:
  Depreciation and Amortization                      26.0      24.3
  Other                                               0.9       5.7
Changes in Assets and Liabilities, Net of
  Acquisitions:
  Decrease in Receivables                            59.9      38.0
  Increase in Inventories                           (34.1)     (4.1)
  Increase (Decrease)in Payables                      7.5     (35.2)
  Net Change in Other Assets and Liabilities        (16.8)    (28.4)
                                                  -------   -------
Net Cash Provided by Continuing Operations           57.4      10.1
Net Cash Used in Discontinued Operations             (1.9)     (1.5)
                                                  -------   -------
  Net Cash Provided by Operating Activities          55.5       8.6
                                                  -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Investments, Net                            (40.4)    (20.5)
Purchases of Investments                            (94.5)    (27.6)
Proceeds from Sale of Investments                   107.7      28.1
                                                  -------   -------
  Net Cash Used in Investing Activities             (27.2)    (20.0)
                                                  -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds  from Issuance of Long-Term Debt           149.0     101.6
Repayment of Long-Term Debt                         (92.2)    (52.1)
Net Repayment of Bank Lines of Credit and
  Commercial Paper                                  (41.1)    (48.6)
Common Dividends                                     (8.9)     (7.9)
Treasury Stock Purchases                             (5.1)    (23.9)
Issuance of Common Stock                              2.5       0.5
                                                  -------   -------
  Net Cash Provided By (Used in) Financing
  Activities                                          4.2     (30.4)
                                                  -------   -------

Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                   (2.3)     (0.3)
                                                  -------   -------
Change in Cash and Cash Equivalents                  30.2     (42.1)
Cash and Cash Equivalents at January 1               71.3      93.0
                                                  -------   -------
Cash and Cash Equivalents at March 31             $ 101.5   $  50.9
                                                  =======   =======


See accompanying notes to condensed consolidated financial statements.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Registrant believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant s Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods presented.

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

3. Net cash provided by operating activities reflected cash payments for interest and income taxes as follows:

                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
                                                    1995      1994
                                                  --------  --------
                                                     (in millions)


    Interest Paid                                 $ 31.0    $ 23.9
    Interest Received                                1.5       1.7
    Income Taxes Paid                                3.9       9.6


4. As of March 31, 1995, the components of inventory were approximately: raw materials and supplies -- 31.0 percent; work in process -- 16.6 percent; and finished goods -- 52.4 percent.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                        LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 1995, the Registrant had cash and cash equivalents of $101.5 million, compared with $71.3 million at December 31, 1994. The increase in cash during the first quarter of 1995 principally resulted from higher cash flow from operations, partially offset by higher capital investments and dividends.

  In the first quarter of 1995, the Registrant issued debt securities totaling $149.0 million, primarily consisting of twelve year notes and two year notes with interest rates of approximately 8.3 percent and 8.1 percent, respectively. The proceeds from the issuance of long-term debt were used primarily to repay long-term debt totaling $92.2 million and borrowings under bank lines of credit and commercial paper totaling $41.1 million. In total, the Registrant's debt increased $15.6 million from December 31, 1994 to $828.6 million at March 31, 1995.

  Cash provided from operations amounted to $55.5 million in the first quarter of 1995, compared with $8.6 million in the first quarter of 1994. The increase of $46.9 million principally resulted from significantly lower payable disbursements and higher receivable collections, partially offset by higher inventories. The higher receivable collections included cash received on a tax refund receivable from the Internal Revenue Service of $25.4 million. Cash provided from operations was used principally for capital investments, and common stock repurchases.

  The registrant had contractual bank lines of credit of $300.0 million at March 31, 1995, unchanged from December 31, 1994. The registrant also maintains a $200.0 million commercial paper program. There were borrowings under these programs of $1.4 million and $42.5 million at March 31, 1995 and December 31, 1994, respectively.

                             RESULTS OF OPERATIONS
              1995 FIRST QUARTER COMPARED WITH 1994 FIRST QUARTER

  Sales and revenues increased 8.7 percent to $594.4 million in the first quarter of 1995 with revenue increases being reported by each of the Registrant's three major subsidiaries. Sales for the Registrant's three major subsidiaries are summarized below.

                                      Quarter Ended
                                        March 31,
                                   ------------------      %
                                     1995      1994     Change
                                   --------  --------  --------
                                      (in millions)

  Pepsi General                    $ 298.7   $ 275.0      8.6
  Midas                              127.0     110.4     15.0
  Hussmann                           168.7     161.5      4.5
                                   -------   -------
  Total Sales and Revenues         $ 594.4   $ 546.9      8.7
                                   =======   =======

  Pepsi General's revenues increased $23.7 million, reflecting the benefits of both improved product demand and higher selling prices. Volume was 4.4 percent higher when compared with the first quarter of 1994.
Pepsi General's average net selling price also increased 4.4 percent. Midas' revenues increased $16.6 million, chiefly due to higher retail sales in the United States. Hussmann's revenues increased $7.2 million on significantly stronger sales in the United States, partially offset by lower sales in Mexico due to the devaluation of the peso.

  Gross profit improved 9.5 percent to $211.3 million, primarily reflecting the higher sales. Gross profit margins increased to 35.5 percent from 35.3 percent in 1994, primarily due to improved margins at Midas partially offset by lower margins at Hussmann, principally reflecting a change in product selling mix. Pepsi General's margins remained unchanged with higher selling prices offset by higher packaging costs.

  Selling, general and administrative expenses increased $14.6 million, or
10.2 percent. As a percent of sales, S,G&A expenses represented 26.5 percent, up 0.3 percentage points from last year. The increase in S,G&A expense is mainly due to higher volume at Pepsi General and Midas, as well as startup costs at Pepsi General's new operations in Poland. Amortization expense did not change significantly.

  Operating income increased $3.6 million, or 7.9 percent, to $49.1 million with increases at Pepsi General and Midas, partially offset by a decline at Hussmann. Operating income for each of the Registrant's three major subsidiaries is summarized below.


                                      Quarter Ended
                                        March 31,
                                   ------------------      %
                                     1995      1994     Change
                                   --------  --------  --------
                                      (in millions)

  Pepsi General                    $  36.3   $  33.8      7.4
  Midas                               10.9       8.8     23.9
  Hussmann                             6.2       7.0    (11.4)
                                   -------   -------
  Subsidiary Operating Income         53.4      49.6      7.7
  Corporate Administrative Expenses   (4.3)     (4.1)     4.9
                                   -------   -------
  Total Operating Income           $  49.1   $  45.5      7.9
                                   =======   =======

  In the first quarter, Pepsi General had record operating earnings of $36.3 million, primarily reflecting the benefits of higher volumes and prices. Pepsi General's results included $2.2 million in losses from its operations in Poland. Excluding the losses in Poland, Pepsi General's operating income increased 13.9 percent. Midas also had record operating earnings of $10.9 million, up $2.1 million or 23.9 percent, primarily reflecting improved retail sales in the U.S. and unusually warm weather early in the quarter, as well as the effects of increased promotional efforts. Hussmann reported earnings of $6.2 million, down 11.4 percent from last year. The decrease primarily resulted from lower earnings in Mexico, reflecting both the devaluation of the peso and the decline in the Mexican economy. This decline completely offset improved earnings from the U.S. operations as a result of higher sales.

  Net interest expense declined $1.4 million, or 8.0 percent, as the Registrant continued its debt refinancing program.

  Other expense declined $3.3 million to $2.9 million in the first quarter of 1995. The decrease principally reflects variances in gains and losses from asset sales, and foreign currency translation gains.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

  (a)   Exhibits.

  Exhibit 12. Statement of Calculation of Ratio of Earnings to Fixed
  Charges.

  (b) Reports on Form 8-K.

  None filed during the first quarter ended March 31, 1995



                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WHITMAN CORPORATION

Date:      May 12, 1995              By:   /s/ FRANK T. WESTOVER
                                     ------------------------------------
                                     Frank T. Westover
                                     Senior Vice President and Controller
                                     (As Chief Accounting Officer and
                                     Duly Authorized Officer of Whitman
                                     Corporation)