Form 10-Q
period 1995-06-30
WHITMAN CORP
filed 1995-08-11
CIK 49573

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q
(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1995

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

As of July 31, 1995, the Registrant had 104,837,336 outstanding shares (excluding treasury shares) of common stock, no par value, the Registrant's only class of common stock.


                                    CONTENTS

PART I  FINANCIAL INFORMATION
        Item 1   Financial Statements
                   Condensed Consolidated Statements of Income
                   Condensed Consolidated Balance Sheets
                   Condensed Consolidated Statements of Cash Flows Notes to Condensed Consolidated Financial Statements
        Item 2   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

PART II OTHER INFORMATION
        Item 4.  Submission of Matters to a Vote of Security Holders
        Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE


                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                      Quarter Ended     Six Months Ended
                                        June 30,            June 30,
                                   ------------------  ------------------
                                     1995      1994      1995      1994
                                    -------   -------   -------   -------
                                    (in millions, except per-share data)

Sales and Revenues                 $  734.7  $  673.5  $1,329.1  $1,220.4
Cost of Goods Sold                    471.0     424.8     854.1     778.7
                                   --------  --------  --------  --------
  Gross Profit                        263.7     248.7     475.0     441.7
Selling, General and Administrative
  Expenses                            164.4     153.1     322.2     296.3
Amortization Expense                    4.5       4.4       8.9       8.7
                                   --------  --------  --------  --------
  Operating Income                     94.8      91.2     143.9     136.7

Interest Expense                      (19.2)    (17.8)    (36.5)    (36.8)
Interest Income                         1.6       1.7       2.9       3.3
Other Expense, Net                     (4.1)     (5.3)     (7.0)    (11.5)
                                   --------  --------  --------  --------
  Income Before Income Taxes           73.1      69.8     103.3      91.7
Provision for Income Taxes             30.1      29.1      43.1      38.5
                                   --------  --------  --------  --------
  Income Before Minority Interest      43.0      40.7      60.2      53.2
Minority Interest                       5.0       4.9       8.2       7.6
                                   --------  --------  --------  --------
Net Income                         $   38.0  $   35.8  $   52.0  $   45.6
                                   ========  ========  ========  ========
Average Number of Common Shares
  Outstanding                         106.0     106.0     106.0     106.2
                                   ========  ========  ========  ========
Net Income per Common Share        $   0.36  $   0.34  $   0.49  $   0.43
                                   ========  ========  ========  ========
Cash Dividends per Common Share    $  0.095  $  0.085  $  0.180  $  0.160
                                   ========  ========  ========  ========

     See accompanying notes to condensed consolidated financial statements.



                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                             June 30,     December 31,
                                               1995           1994
                                           ------------   ------------
                                                   (in millions)

ASSETS:
Current Assets:

  Cash and Cash Equivalents                  $   116.3      $    71.3
  Receivables                                    333.9          362.5
  Inventories                                    289.1          233.6
  Other Current Assets                            55.2           40.3
                                             ---------      ---------
    Total Current Assets                         794.5          707.7
                                             ---------      ---------
Investments                                      236.9          222.6
Property (at Cost)                             1,284.7        1,205.2
Accumulated Depreciation and Amortization       (623.7)        (591.4)
                                             ---------      ---------
  Net Property                                   661.0          613.8
                                             ---------      ---------
Intangible Assets                                530.7          524.3
Other Assets                                      73.9           67.0
                                             ---------      ---------
Total Assets                                 $ 2,297.0      $ 2,135.4
                                             =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
  Short-Term Debt, Including Current Portion
  of Long-Term Debt                          $    46.9      $    90.0
  Accounts and Dividends Payable                 268.9          238.7
  Other Current Liabilities                      150.7          154.4
                                             ---------      ---------
    Total Current Liabilities                    466.5          483.1
                                             ---------      ---------
Long-Term Debt                                   868.7          723.0
Deferred Income Taxes                             15.9           15.6
Other Liabilities                                166.0          154.9
Minority Interest                                217.6          206.2
Shareholders' Equity:
  Common Stock (No par, 250.0 million shares
    authorized; 104.7 million shares
    outstanding at June 30, 1995 and 105.0
    million shares outstanding at
    December 31, 1994)                           416.2          413.2
  Retained Income                                273.6          239.9
  Cumulative Translation Adjustment              (70.4)         (51.8)
  Unrealized Investment Gain                       5.8            1.3
  Treasury Common Stock                          (62.9)         (50.0)
                                             ---------      ---------

    Total Shareholders' Equity                   562.3          552.6
                                             ---------      ---------
Total Liabilities and Shareholders' Equity   $ 2,297.0      $ 2,135.4
                                             =========      =========


     See accompanying notes to condensed consolidated financial statements.



                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                        ----------------
                                                         1995      1994
                                                        ------    ------
                                                          (in millions)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                             $  52.0   $  45.6
Adjustments to Reconcile to Net Cash Provided by
  Operating Activities:
  Depreciation and Amortization                           53.2      49.2
  Other                                                    5.6      10.1
Changes  in Assets and Liabilities, Net of Acquisitions:
  Decrease in Receivables                                 23.0       6.9
  Increase in Inventories                                (57.2)    (17.5)
  Increase in Payables                                    29.9      20.8
  Net Change in Other Assets and Liabilities             (20.4)    (15.9)
                                                       -------   -------
Net Cash Provided by Continuing Operations                86.1      99.2
Net Cash Used in Discontinued Operations                  (3.4)     (0.3)
                                                       -------   -------
  Net Cash Provided by Operating Activities               82.7      98.9
                                                       -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Investments, Net                                 (89.3)    (47.2)
Acquisitions and Joint Ventures                          (17.9)     --
Purchase of Investments                                 (160.5)    (60.3)
Proceeds from Sale of Investments                        159.6      54.6
                                                       -------   -------
Net Cash Used in Investing Activities                   (108.1)    (52.9)
                                                       -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Long-Term Debt                 249.7     111.7
Repayment of Long-Term Debt                             (126.2)   (166.5)
Net Borrowings from (Repayment of) Bank Lines of
  Credit and Commercial Paper                            (22.5)     39.9
Common Dividends                                         (18.9)    (16.9)
Treasury Stock Purchases                                 (12.9)    (32.5)
Issuance of Common Stock                                   3.2       1.0
                                                       -------   -------
  Net Cash Provided by (Used in) Financing Activities     72.4     (63.3)
                                                       -------   -------

Effect of Exchange Rate Changes on Cash and Cash
  Equivalents                                             (2.0)     (0.6)
                                                       -------   -------
Change in Cash and Cash Equivalents                       45.0     (17.9)
Cash and Cash Equivalents at January 1                    71.3      93.0
                                                       -------   -------
Cash and Cash Equivalents at June 30                   $ 116.3   $  75.1
                                                       =======   =======


     See accompanying notes to condensed consolidated financial statements.



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Registrant believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods presented.

2. During the first quarter of 1994, the Registrant's subsidiary, Pepsi General, acquired a Pepsi-Cola franchise in Waterloo, Iowa, from Midland Bottling Co. ("Midland Bottling"), a subsidiary of PepsiCo, Inc. The acquisition was made through a tax-free merger in which Pepsi General issued 2,025 shares of its Preferred Stock, Series A, to Midland Bottling. The effects of this acquisition, had it been acquired on January 1, 1994, would not have been significant to the operating results.

3. Net cash provided by operating activities reflected cash payments or receipts for interest and income taxes as follows:

                                          Six Months Ended
                                              June 30,
                                          ----------------
                                           1995      1994
                                          -------   -------
                                            (in millions)

     Interest Paid                        $ 42.0    $ 35.2
     Interest Received                       2.9       3.3
     Income Taxes Paid                      32.6      36.0

4. As of June 30, 1995, the components of inventory were approximately: raw materials and supplies -- 30.9 percent; work in process - 16.6 percent; and finished goods -- 52.5 percent.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                        LIQUIDITY AND CAPITAL RESOURCES

          At June 30, 1995, the Registrant had cash and cash equivalents of $116.3 million, compared with $71.3 million at December 31, 1994. The increase in cash during the first six months of 1995 principally resulted from cash from operations and the issuance of long-term debt, partially offset by the repayment of long-term debt, repayment of bank lines of credit and commercial paper, as well as capital expenditures, acquisitions of companies, investments in joint ventures, dividends, and treasury stock purchases.

          Cash provided from operations amounted to $82.7 million in the first six months of 1995, compared with $98.9 million in the first six months of 1994. The decrease of $16.2 million principally resulted from significantly higher inventory levels, partially offset by lower payable disbursements, higher receivable collections and higher income. Cash provided from operations together with cash from the issuance of long-term debt was used primarily for debt repayment, capital investments, acquisitions and joint ventures, dividends, and treasury stock purchases.

          Cash used in investing activities more than doubled in the first six months of 1995 to $108.1 million, compared with the first six months of 1994. Net capital expenditures increased $42.1 million to $89.3 million, primarily due to capital investments for Pepsi General's new distribution facilities in Poland. In addition, the Registrant invested $17.9 million in joint ventures and acquisitions, primarily in the Pepsi bottling facility in Poland, a Hussmann equipment distributor in Chile, and the purchase of the remaining 50 percent interest in a refrigeration manufacturer and distributor in the U.K. For the first six months of 1995, proceeds from the sale of investments of $159.6 million were used primarily to purchase new investments of $160.5 million. The increase over 1994 principally reflects the timing of investment maturity.

          In the first six months of 1995, the Registrant issued debt totaling $252.5 million (yielding net proceeds of $249.7 million), primarily consisting of $100.0 million of twelve year notes, $50.5 million of two year notes and $100.0 million of twenty year notes with interest rates of approximately 8.3 percent, 8.1 percent and 7.6 percent, respectively. The proceeds from the issuance of long-term debt was used primarily to repay long-term debt totaling $126.2 million and borrowings under bank lines of credit and commercial paper totaling $22.5 million. In total the Registrant's debt increased $102.6 million from December 31, 1994 to $915.6 million at June 30, 1995.

          The Registrant had contractual bank lines of credit of $300.0 million at June 30, 1995, unchanged from December 31, 1994. The Registrant also maintains a $200.0 million commercial paper program. There were borrowings under these programs of $20.0 million and $42.5 million at June 30, 1995 and December 31, 1994, respectively.

                             RESULTS OF OPERATIONS
             1995 SECOND QUARTER COMPARED WITH 1994 SECOND QUARTER

          Sales and revenues increased 9.1 percent to $734.7 million in the second quarter of 1995 with revenue increases being reported by each of the Registrant's three major subsidiaries. Sales for the Registrant's three major subsidiaries are summarized below:
                                            Quarter Ended
                                              June 30,
                                           ---------------     %
                                           1995      1994   Change
                                          -------   ------- -------
                                            (in millions)
Pepsi General                            $ 360.2   $ 323.8    11.2
Midas                                      153.9     146.1     5.3
Hussmann                                   220.6     203.6     8.3
                                          -------   -------
Total Sales and Revenues                 $ 734.7   $ 673.5     9.1
                                          =======   =======

     Pepsi General's revenues increased $36.4 million, and included sales in Poland of $6.7 million in 1995. The increase in Pepsi General's revenues also reflected the benefits of improved product demand in the United States and higher selling prices. Domestic unit case volume increased 1.4 percent over the second quarter of 1994; however, such volume in 1995 was adversely impacted by the cool, rainy weather surrounding the Memorial Day weekend. Pepsi General's average net selling price for the second quarter increased 7.0 percent over 1994. Midas' revenues increased $7.8 million, chiefly due to higher retail sales in the United States and France. Hussmann's revenues increased $17.0 million, principally from acquisitions in China, Chile and the U.K. and from stronger sales in the United States, partially offset by lower sales in Mexico due to the devaluation of the peso and the decline in the Mexican economy.

     Gross profit improved 6.0 percent to $263.7 million, primarily due to the increase in sales, partially offset by start up costs of Pepsi General's operations in Poland. Gross profit margins declined to 35.9 percent from 36.9 percent in 1994, primarily at Pepsi General, with the start up costs in Poland and higher aluminum can costs in the U.S.

     Selling, general and administrative expenses increased $11.3 million, or 7.4 percent, with the increase reflecting both higher sales volumes, as well as inflationary cost increases. As a percent of sales, S,G&A expenses represented 22.4 percent, down 0.3 percentage points from last year. Amortization expense did not change significantly.

     Operating income increased $3.6 million, or 3.9 percent, to $94.8 million with increases at Pepsi General and Midas, partially offset by a small decline at Hussmann. Operating income for each of the Registrant's three major subsidiaries is summarized below:


                                            Quarter Ended
                                              June 30,
                                          ----------------     %
                                           1995     1994    Change
                                          -------  -------  -------
                                            (in millions)

     Pepsi General                       $  53.2   $  50.7    4.9
     Midas                                  26.4      24.9    6.0
     Hussmann                               19.6      19.8   (1.0)
                                         -------   -------
     Subsidiary Operating Income            99.2      95.4    4.0
     Corporate Administrative Expenses      (4.4)     (4.2)   4.8
                                         -------   -------
     Total Operating Income              $  94.8   $  91.2    3.9
                                         =======   =======

     In the second quarter, Pepsi General had record operating earnings of $53.2 million, primarily reflecting the benefits of higher volumes and prices. Pepsi General's results included $3.0 million in losses from its operations in Poland. Excluding the losses in Poland, Pepsi General's operating income increased 10.8 percent. Midas also had record operating earnings of $26.4 million, up $1.5 million or 6.0 percent, primarily reflecting the benefits from improved retail sales in the U.S. and France. Hussmann reported earnings of $19.6 million, down 1.0 percent from last year. The reduction primarily resulted from lower earnings in Mexico, reflecting both the devaluation of the Mexican peso and the decline in the Mexican economy. This decline was partially offset by increases in the U.S. and the additional earnings from new business acquisitions in China, Chile and the U.K.

     Net interest expense increased $1.5 million, primarily due to higher debt levels. The Registrant's total debt increased $87.7 million at June 30, 1995 from the year earlier period, principally resulting from higher working capital requirements, stock repurchases, capital spending, and investments in new companies and joint ventures.

     Other expense declined $1.2 million to $4.1 million in the first quarter of 1995. The decrease principally reflects a variance in gains and losses from asset sales. Foreign currency adjustments, included in other expense, were not significant in either the second quarter of 1995 or 1994.


                             RESULTS OF OPERATIONS
           1995 FIRST SIX MONTHS COMPARED WITH 1994 FIRST SIX MONTHS

     Sales and revenues increased 8.9 percent to $1,329.1 million in the first six months of 1995 with revenue increases being reported by each of the Registrant's three major subsidiaries as summarized below:

                                          Six Months Ended
                                              June 30,
                                         ------------------      %
                                           1995      1994     Change
                                         --------  --------  --------
                                            (in millions)


     Pepsi General                      $  658.9  $  598.8     10.0
     Midas                                 280.9     256.5      9.5
     Hussmann                              389.3     365.1      6.6
                                        --------  --------
     Total Sales and Revenues           $1,329.1  $1,220.4      8.9
                                        ========  ========

     Pepsi General's revenues increased $60.1 million and included sales in Poland of $8.6 million in 1995. The increase in Pepsi General's revenues also reflected the benefits of improved product demand and higher selling prices. U.S. case volume increased 2.8 percent in the first six months compared with the corresponding period of 1994. Pepsi General's average net selling price for the first six months increased by 5.8 percent when compared with 1994. Midas' revenues increased $24.4 million, chiefly due to higher retail sales in the United States and France. During the first six months of 1995 the number of jobs performed at Midas shops increased
2.3 percent and the average revenue per job increased by 3.5 percent from the first six months of 1994. Hussmann's revenues increased $24.2 million, principally from stronger sales volume in the United States, as well as new sales from recent acquisitions in China, Chile, and the U.K., partially offset by lower sales in Mexico due to the devaluation of the peso and the decline in the Mexican economy.

     Gross profit increased 7.5 percent to $475.0 million, primarily due to the increase in sales, partially offset by start up costs of Pepsi's operations in Poland. Gross profit margins decreased to 35.7 percent from
36.2 percent in 1994, primarily due to Pepsi General's start up costs in Poland and increased aluminum can costs in the U.S.

     Selling, general and administrative expenses increased $25.9 million, or 8.7 percent, with the increase reflecting both higher sales volume and inflationary cost increases. As a percent of sales, S,G&A expenses were
24.2 percent, virtually unchanged from last year. Amortization expense did not change significantly.

     Operating income increased $7.2 million, or 5.3 percent, to $143.9 million, with increases at Pepsi General and Midas, partially offset by a small decline at Hussmann. Operating income for each of the Registrant's three major subsidiaries is summarized below:

                                          Six Months Ended
                                              June 30,
                                         ------------------      %
                                           1995      1994     Change
                                         --------  --------  --------
                                            (in millions)

     Pepsi General                       $  89.5   $  84.5      5.9
     Midas                                  37.3      33.7     10.7
     Hussmann                               25.8      26.8     (3.7)
                                         -------   -------
     Subsidiary Operating Income           152.6     145.0      5.2
     Corporate Administrative Expenses      (8.7)     (8.3)     4.8
                                         -------   -------
     Total Operating Income              $ 143.9   $ 136.7      5.3
                                         =======   =======

     In the first six months Pepsi General had operating earnings of $89.5 million, primarily reflecting the benefits of higher volumes and prices. Pepsi General's results included operating losses of $5.2 million from its operations in Poland. Excluding the losses in Poland, Pepsi General's operating income increased 12.1 percent. Midas' operating earnings of $37.3 million, were up $3.6 million or 10.7 percent over a year ago, primarily reflecting the benefits of higher retail sales in the U.S. and France. Hussmann reported earnings of $25.8 million, down 3.7 percent from last year. The reduction primarily resulted from lower earnings in Mexico, reflecting both the devaluation of the peso and the decline in the Mexican economy. The reduction in earnings in Mexico completely offset improved earnings from the U.S. operations as a result of higher sales.

     Net interest expense was virtually unchanged from 1994. The effects of higher debt levels were essentially offset by the lower interest rates of recent debt issues.

     Other expense declined $4.5 million to $7.0 million in the first six months of 1995 compared to the first six months of 1994. The decrease principally reflects a variance in gains and losses from asset sales. Foreign currency adjustments, included in other expense, were not significant in either the first six months of 1995 or 1994.


PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

     (a)  May 4, 1995 Annual Meeting of Shareholders.

     (b)  Election of Directors

          The following persons were elected at the Annual Meeting of Shareholders held May 4, 1995, to serve as Directors for the ensuing year:

                    Bruce S. Chelberg             Helen Galland
                    Richard G. Cline              Jarobin Gilbert, Jr.
                    James W. Cozad                Donald P. Jacobs
                    Pierre S. duPont              Victoria B. Jackson
                    Archie R. Dykes               Charles S. Locke

     (c)  Matters Voted Upon

          Proposal Number 1 (Election of Directors)
          To consider and vote upon the Registrant's directors.

          The following votes were recorded with respect thereto:

               Nominees            Votes For           Votes Withheld
          ------------------       ----------          --------------

          Bruce S. Chelberg        94,485,231              355,290
          Richard G. Cline         94,582,212              258,309
          James W. Cozad           94,556,507              284,014
          Pierre S. duPont         94,549,895              290,626
          Archie R. Dykes          94,524,090              316,431
          Helen Galland            89,960,844            4,879,677
          Jarobin Gilbert, Jr.     94,538,158              302,363
          Donald P. Jacobs         94,540,035              300,486
          Victoria B. Jackson      94,544,718              295,803
          Charles S. Locke         90,266,326            4,574,195

          Proposal Number 2 (Independent Public Accountants)
          To consider and vote upon the proposal to ratify the selection of KPMG Peat Marwick LLP as the Registrant's independent public accountants.

          Votes For and Against and Abstentions on this matter were as follows:


            For                   Against         Abstain
           ----------            --------         -------

           94,462,865            139,133          238,523


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         12.  Statement of Calculation of Ratio of Earnings to Fixed
              Charges.

    (b)  Reports on Form 8-K.

         None filed during the second quarter ended June 30, 1995.


                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                           WHITMAN CORPORATION

Date:  August 11, 1995                 By:       /s/ FRANK T. WESTOVER
                                       ---------------------------------
                                       Frank T. Westover
                                       Senior Vice President and
                                       Controller
                                       (As Chief Accounting Officer and
                                       Duly Authorized Officer of Whitman
                                       Corporation)