Form 10-Q
period 1995-09-30
WHITMAN CORP
filed 1995-11-13
CIK 49573

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q
(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from         to
                                    -------    -------

                         Commission File Number 1-4710

                              WHITMAN CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                        36-6076573
-------------------------------                     ---------------------

(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                     Identification Number)


3501 Algonquin Road, Rolling Meadows, Illinois                60008
----------------------------------------------               -------
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

As of October 31, 1995, the Registrant had 105,150,156 outstanding shares (excluding treasury shares) of common stock, no par value, the Registrant's only class of common stock.


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

PART II OTHER INFORMATION
        Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE


                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                      Quarter Ended     Nine Months Ended
                                      September 30,       September 30,
                                   ------------------  ------------------
                                     1995      1994      1995      1994
                                   --------  --------  --------  --------
                                    (in millions, except per-share data)

Sales and Revenues                 $  827.1  $  741.3  $2,156.2  $1,961.7
Cost of Goods Sold                    535.1     472.0   1,389.2   1,250.7
                                   --------  --------  --------  --------
  Gross Profit                        292.0     269.3     767.0     711.0
Selling, General and Administrative
  Expenses                            171.0     156.5     493.2     452.8
Amortization Expense                    4.9       4.4      13.8      13.1
                                   --------  --------  --------  --------
  Operating Income                    116.1     108.4     260.0     245.1

Interest Expense                      (20.2)    (16.7)    (56.7)    (53.5)
Interest Income                         1.5       1.5       4.4       4.8
Other Expense, Net                     (4.6)     (5.3)    (11.6)    (16.8)
Unrealized Investment Loss               --     (24.2)       --     (24.2)
                                   --------  --------  --------  --------
  Income Before Income Taxes           92.8      63.7     196.1     155.4
Income Tax Provision                   38.6      28.1      81.7      66.6
                                   --------  --------  --------  --------
  Income Before Minority Interest      54.2      35.6     114.4      88.8
Minority Interest                       6.7       6.6      14.9      14.2
                                   --------  --------  --------  --------
Net Income                         $   47.5  $   29.0  $   99.5  $   74.6
                                   ========  ========  ========  ========
Average Number of Common Shares
  Outstanding                         106.4     106.3     106.1     106.2
                                   ========  ========  ========  ========
Net Income per Common Share        $   0.45  $   0.27  $   0.94  $   0.70
                                   ========  ========  ========  ========
Cash Dividends per Common Share    $  0.095  $  0.085  $  0.275  $  0.245
                                   ========  ========  ========  ========

     See accompanying notes to condensed consolidated financial statements.



                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                           September 30,  December 31,
                                               1995           1994
                                           ------------   ------------
                                                   (in millions)

ASSETS:
Current Assets:

  Cash and Cash Equivalents                  $    83.5      $    71.3
  Receivables                                    392.6          362.5
  Inventories                                    284.9          233.6
  Other Current Assets                            58.8           40.3
                                             ---------      ---------
    Total Current Assets                         819.8          707.7
                                             ---------      ---------
Investments                                      237.0          222.6
Property (at Cost)                             1,328.8        1,205.2
Accumulated Depreciation and Amortization       (643.8)        (591.4)
                                             ---------      ---------
  Net Property                                   685.0          613.8
                                             ---------      ---------
Intangible Assets                                570.6          524.3
Other Assets                                      76.5           67.0
                                             ---------      ---------
Total Assets                                 $ 2,388.9      $ 2,135.4
                                             =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
  Short-Term Debt, Including Current Portion
  of Long-Term Debt                          $    91.2      $    90.0
  Accounts and Dividends Payable                 281.4          238.7
  Other Current Liabilities                      157.9          154.4
                                             ---------      ---------
    Total Current Liabilities                    530.5          483.1
                                             ---------      ---------
Long-Term Debt                                   849.7          723.0
Deferred Income Taxes                             22.6           15.6
Other Liabilities                                157.9          154.9
Minority Interest                                222.2          206.2
Shareholders' Equity:
  Common Stock (No par, 250.0 million shares
    authorized; 105.0 million shares
    outstanding at September 30, 1995 and
    105.0 million shares outstanding at
    December 31, 1994)                           422.6          413.2
  Retained Income                                311.4          239.9
  Cumulative Translation Adjustment              (72.5)         (51.8)
  Unrealized Investment Gain                       9.4            1.3
  Treasury Common Stock                          (64.9)         (50.0)
                                             ---------      ---------
    Total Shareholders' Equity                   606.0          552.6
                                             ---------      ---------
Total Liabilities and Shareholders' Equity   $ 2,388.9      $ 2,135.4
                                             =========      =========


     See accompanying notes to condensed consolidated financial statements.



                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                       -----------------
                                                         1995      1994
                                                       -------   -------
                                                          (in millions)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                             $  99.5   $  74.6
Adjustments to Reconcile to Net Cash Provided by
  Operating Activities:
  Depreciation and Amortization                           81.1      74.0
  Unrealized Investment Loss                                --      24.2
  Other                                                   10.0      16.3
Changes in Assets and Liabilities, Net of Acquisitions:
  Increase in Receivables                                (33.6)    (12.8)
  Increase in Inventories                                (52.4)    (22.0)
  Increase in Payables                                    54.4       5.0
  Net Change in Other Assets and Liabilities             (27.1)    (25.7)
                                                       -------   -------
Net Cash Provided by Continuing Operations               131.9     133.6
Net Cash Used in Discontinued Operations                 (12.4)     (2.4)
                                                       -------   -------
  Net Cash Provided by Operating Activities              119.5     131.2
                                                       -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Investments, Net                                (126.5)    (76.4)
Acquisitions and Joint Ventures                          (70.5)       --
Purchase of Investments                                 (183.9)   (111.4)
Proceeds from Sale of Investments                        182.9     115.0
                                                       -------   -------
  Net Cash Used in Investing Activities                 (198.0)    (72.8)
                                                       -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Long-Term Debt                 284.6     186.4
Repayment of Long-Term Debt                             (150.3)   (168.4)
Net Repayment of Bank Lines of Credit and
  Commercial Paper                                        (7.8)    (36.1)
Increase in Current Debt                                  (0.3)       --
Common Dividends                                         (28.8)    (25.9)
Treasury Stock Purchases                                 (15.0)    (35.1)
Issuance of Common Stock                                  10.3       5.6
                                                       -------   -------
  Net Cash Provided by (Used in) Financing Activities     92.7     (73.5)
                                                       -------   -------
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents                                             (2.0)     (0.4)
                                                       -------   -------
Change in Cash and Cash Equivalents                       12.2     (15.5)
Cash and Cash Equivalents at January 1                    71.3      93.0
                                                       -------   -------
Cash and Cash Equivalents at September 30              $  83.5   $  77.5
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

2. In the third quarter of 1995, the Registrant's subsidiary, Pepsi General, acquired the assets of a Pepsi-Cola franchise in Cedar Rapids, Iowa. The acquisition was accounted for as a purchase, and the operating results include this acquisition from the date of purchase. The effects of this acquisition, had it been acquired as of January 1, 1995, would not have been significant to operating results.

3. At the end of the third quarter of 1994, the Registrant adjusted its investment in Northfield Laboratories Inc. ("Northfield") to reflect the then current market value. The market value of the Northfield investment, based upon quoted market prices at that time, was lower than the purchase cost by $24.2 million. This unrealized loss, after reflecting deferred tax benefits of $8.7 million, resulted in a non-cash charge to income of $15.5 million, or $0.15 per share, in the third quarter and nine months ended September 30, 1994.

4. During the first quarter of 1994, the Registrant s subsidiary, Pepsi General, acquired a Pepsi-Cola franchise in Waterloo, Iowa, from Midland Bottling Co. ("Midland Bottling"), a subsidiary of PepsiCo, Inc. The acquisition was made through a tax-free merger in which Pepsi General issued 2,025 shares of its Preferred Stock, Series A, to Midland Bottling. The effects of this acquisition, had it been acquired as of January 1, 1994, would not have been significant to operating results.

5. Net cash provided by operating activities reflected cash payments or receipts for interest and income taxes as follows:

                                         Nine Months Ended
                                           September 30,
                                         ------------------
                                           1995      1994
                                         --------  --------
                                            (in millions)

     Interest Paid                        $ 68.1    $ 49.8
     Interest Received                       4.6       4.9
     Income Taxes Paid                      66.9      72.9


6. As of September 30, 1995, the components of inventory were approximately: raw materials and supplies -- 32.2 percent; work in process -- 18.3 percent; and finished goods -- 49.5 percent.

Item 2. Management s Discussion and Analysis of Financial Condition and Results of Operations.

                        LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1995, the Registrant had cash and cash equivalents of $83.5 million, compared with $71.3 million at December 31, 1994. The increase in cash during the first nine months of 1995 principally resulted from cash from operations and the issuance of long-term debt, partially offset by the repayment of debt, capital expenditures, acquisitions of companies, investments in joint ventures, dividends, and treasury stock purchases.

     Cash provided from operations amounted to $119.5 million in the first nine months of 1995, compared with $131.2 million in the first nine months of 1994. The decrease of $11.7 million principally resulted from significantly higher inventory levels (reflecting, among other factors, higher volumes, higher aluminum can costs, and acquisitions) and higher receivable balances (primarily due to higher sales), partially offset by higher payable balances which reflects, in part, higher inventory levels. Cash provided from operations together with cash from the issuance of long-term debt was used primarily for debt repayment, capital investments, acquisitions and joint ventures, dividends, and treasury stock purchases.

     Cash used in investing activities more than doubled in the first nine months of 1995 to $198.0 million, compared with the first nine months of 1994. Net capital investments increased $50.1 million to $126.5 million, with the increase reflecting, among other factors, spending for Pepsi General's new distribution facilities in Poland. In addition, the Registrant invested $70.5 million in acquisitions and joint ventures, primarily in a Pepsi-Cola franchise in Cedar Rapids, Iowa, as well as additional investments in a joint venture Pepsi-Cola bottling facility in Poland, the acquisition of a Hussmann equipment distributor in Chile, and the purchase of the remaining 50% interest in a refrigeration manufacturer and distributor in the U.K. For the first nine months of 1995, proceeds from the sale of investments of $182.9 million were used primarily to purchase new investments of $183.9 million. The increase over 1994 principally reflects the timing of investment maturities.

     In the first nine months of 1995, the Registrant issued debt totaling $287.4 million (yielding net proceeds of $284.6 million), primarily consisting of $100.0 million of twelve year notes, $50.5 million of two year notes, $30.0 million of five year notes and $100.0 million of twenty year notes with interest rates of 8.3 percent, 8.1 percent, 6.2 percent and
7.6 percent, respectively. The proceeds from the issuance of this long-term debt were used primarily to repay long-term debt, commercial paper and bank credit lines totaling $158.1 million, and for acquisitions and capital investments. The Registrant's total debt increased $127.9 million from December 31, 1994 to $940.9 million at September 30, 1995.

     The Registrant had contractual bank lines of credit of $300.0 million at September 30, 1995, unchanged from December 31, 1994. The Registrant also maintains a $200.0 million commercial paper program. Borrowings under these programs were $34.7 million and $42.5 million at September 30, 1995 and December 31, 1994, respectively.


                             RESULTS OF OPERATIONS
              1995 THIRD QUARTER COMPARED WITH 1994 THIRD QUARTER

     Sales and revenues increased 11.6 percent to $827.1 million in the third quarter of 1995 with revenue increases being reported by each of the Registrant's three major subsidiaries. Sales for the Registrant's three major subsidiaries are summarized below:

                                            Quarter Ended
                                            September 30,
                                         -----------------     %
                                           1995      1994    Change
                                         -------   -------  -------
                                            (in millions)

Pepsi General                            $ 424.8   $ 353.7    20.1
Midas                                      160.9     154.5     4.1
Hussmann                                   241.4     233.1     3.6
                                         -------   -------
Total Sales and Revenues                 $ 827.1   $ 741.3    11.6
                                         =======   =======


     Pepsi General's revenues increased $71.1 million, and included sales in Poland of $13.2 million in 1995. The increase in Pepsi General's revenues also reflected improved product demand in the United States and higher selling prices. Domestic unit case volume, excluding the recent acquisition in Cedar Rapids, increased more than 6 percent over the third quarter of 1994. Midas' revenues increased $6.4 million, chiefly due to higher retail sales in the United States and higher revenues in France. Hussmann's revenues increased $8.3 million, resulting from stronger sales in the United States, as well as from the acquisitions in China, Chile and the U.K. These improvements were partially offset by lower sales in Mexico due to the devaluation of the peso and the decline in the Mexican economy.

     Gross profit improved 8.4 percent to $292.0 million, primarily due to the increase in sales. Gross profit margins declined to 35.3 percent from
36.3 percent in 1994, primarily at Pepsi General, reflecting the start-up costs in Poland as well as higher aluminum can costs in the U.S.

     Selling, general and administrative (S,G&A) expenses increased $14.5 million, or 9.3 percent, with the increase reflecting both higher sales volumes, start-up costs in Poland, as well as inflationary cost increases. S,G&A expenses represented 20.7 percent of sales in 1995, down 0.4
percentage points from last year.   Amortization expense did not change
significantly.

     Operating income increased $7.7 million, or 7.1 percent, to $116.1 million with increases at Pepsi General and Midas, partially offset by a decline at Hussmann. Operating income for each of the Registrant's three major subsidiaries is summarized below:

                                            Quarter Ended
                                            September 30,
                                         ----------------     %
                                           1995     1994    Change
                                         -------  -------  -------
                                            (in millions)

     Pepsi General                       $  66.8  $  59.2    12.8
     Midas                                  29.5     28.0     5.4
     Hussmann                               23.9     25.0    (4.4)
                                         -------  -------
     Subsidiary Operating Income           120.2    112.2     7.1
     Corporate Administrative Expenses      (4.1)    (3.8)    7.9
                                         -------  -------
     Total Operating Income              $ 116.1  $ 108.4     7.1
                                         =======  =======

     In the third quarter, Pepsi General had record operating earnings of $66.8 million, primarily reflecting the benefits of higher volumes and prices. Pepsi General's results included $2.9 million in operating losses from its operations in Poland, compared with operating losses of $0.2 million in the prior year. Excluding the operating losses in Poland, Pepsi General's operating income increased 17.3 percent. Midas also had record operating earnings of $29.5 million, up $1.5 million or 5.4 percent, primarily reflecting the benefits from improved retail sales in the U.S.
and higher revenues in France.   Hussmann reported operating earnings of
$23.9 million, down 4.4 percent from last year. The reduction primarily resulted from lower operating earnings in Mexico, reflecting both the devaluation of the Mexican peso and the decline in the Mexican economy. This reduction was offset partially by increased operating earnings in the U.S. and additional operating earnings from the acquisitions in China, Chile and the U.K.

     Net interest expense increased $3.5 million, primarily due to higher debt levels. The Registrant's total debt increased $115.8 million over the period from September 30, 1994 to September 30, 1995, principally resulting from higher working capital requirements, capital spending, investments in new companies and joint ventures, and treasury stock purchases.

     Other expense declined $0.7 million to $4.6 million in the third quarter of 1995. The decrease principally reflects a variance in gains and losses from asset sales. Foreign currency adjustments, included in other expense, were not significant in either the third quarter of 1995 or 1994.


                             RESULTS OF OPERATIONS
          1995 FIRST NINE MONTHS COMPARED WITH 1994 FIRST NINE MONTHS

     Sales and revenues increased 9.9 percent to $2,156.2 million in the first nine months of 1995 with revenue increases being reported by each of the Registrant's three major subsidiaries as summarized below:

                                         Nine Months Ended
                                           September 30,
                                        ------------------      %
                                          1995      1994     Change
                                        --------  --------  --------
                                            (in millions)

     Pepsi General                      $1,083.7  $  952.5    13.8
     Midas                                 441.8     411.0     7.5
     Hussmann                              630.7     598.2     5.4
                                        --------  --------
     Total Sales and Revenues           $2,156.2  $1,961.7     9.9
                                        ========  ========

     Pepsi General's revenues increased $131.2 million and included sales in Poland of $21.8 million in 1995. The increase in Pepsi General's revenues also reflected the benefits of improved product demand and higher selling prices. U.S. unit case volume increased 4.5 percent in the first nine months compared with the corresponding period of 1994. Midas' revenues increased $30.8 million, chiefly due to higher retail sales in the United States and higher revenues in France. During the first nine months of 1995, the number of jobs performed and the average revenue per job at Midas shops in the U.S. each increased by slightly more than two percent from the first nine months of 1994. Hussmann's revenues increased $32.5 million, principally from stronger sales volume in the United States, as well as sales from recent acquisitions in China, Chile, and the U.K., partially offset by lower sales in Mexico due to the devaluation of the peso and the decline in the Mexican economy.

     Gross profit increased 7.9 percent to $767.0 million, primarily due to the increase in sales. Gross profit margins decreased to 35.6 percent from
36.2 percent in 1994, primarily due to Pepsi General's start-up costs in Poland and increased aluminum can costs in the U.S.

     S,G&A expenses increased $40.4 million, or 8.9 percent, with the increase reflecting both higher sales volume, start-up costs in Poland and inflationary cost increases. As a percent of sales, S,G&A expenses were
22.9 percent in 1995, down 0.2 percentage points from last year.
Amortization expense did not change significantly.

     Operating income increased $14.9 million, or 6.1 percent, to $260.0 million, with increases at Pepsi General and Midas, partially offset by a decline at Hussmann. Operating income for each of the Registrant's three major subsidiaries is summarized below:

                                          Nine Months Ended
                                            September 30,
                                         -----------------       %
                                           1995      1994     Change
                                         -------   -------   --------
                                            (in millions)

     Pepsi General                       $ 156.3   $ 143.7      8.8
     Midas                                  66.8      61.7      8.3
     Hussmann                               49.7      51.8     (4.1)
                                         -------   -------
     Subsidiary Operating Income           272.8     257.2      6.1
     Corporate Administrative Expenses     (12.8)    (12.1)     5.8
                                         -------   -------
     Total Operating Income              $ 260.0   $ 245.1      6.1
                                         =======   =======

     In the first nine months Pepsi General had operating earnings of $156.3 million, primarily reflecting the benefits of higher volumes and prices. Pepsi General's results included operating losses of $8.1 million from its operations in Poland, compared with operating losses of $0.2 million in the prior year. Excluding the operating losses in Poland, Pepsi General's operating income has improved by 14.2 percent. Midas' operating earnings of $66.8 million were up $5.1 million, or 8.3 percent, over a year ago, primarily reflecting higher retail sales in the U.S. and higher revenues in France. Hussmann reported operating earnings of $49.7 million, down 4.1 percent from last year. The reduction at Hussmann primarily resulted from lower operating earnings in Mexico, reflecting both the devaluation of the peso and the decline in the Mexican economy, which more than offset improved operating earnings from their U.S. operations and earnings from recent acquisitions.

     Net interest expense increased $3.6 million, primarily due to higher debt levels. The effects of higher debt levels were partially offset by the lower interest rates of recent debt issues.

     Other expense declined $5.2 million to $11.6 million in the first nine months of 1995 compared to the first nine months of 1994. The decrease principally reflects a variance in gains and losses from asset sales. Foreign currency adjustments, included in other expense, were not significant in either the first nine months of 1995 or 1994.


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits.

        12.  Statement of Calculation of Ratio of Earnings to Fixed
             Charges.

        (b)  Reports on Form 8-K.

        None filed during the third quarter ended September 30, 1995.


                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WHITMAN CORPORATION

Date:  November 13, 1995               By: /s/ FRANK T. WESTOVER
                                       ---------------------------------
                                       Frank T. Westover
                                       Senior Vice President and
                                       Controller
                                       (As Chief Accounting Officer and
                                       Duly Authorized Officer of Whitman
                                       Corporation)