Form 10-K405
period 1995-12-31
WHITMAN CORP
filed 1996-03-22
CIK 49573

1995
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from         to
                                    -------    -------
                         Commission File Number 1-4710

                              Whitman Corporation
             (Exact name of registrant as specified in its charter)

            Delaware                                     36-6076573
-------------------------------                    ---------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                    Identification Number)

3501 Algonquin Road, Rolling Meadows, Illinois             60008
----------------------------------------------          ----------
  (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code (847) 818-5000

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
      Title of each class                             which registered
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
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]
  As of February 29, 1996, the aggregate market value of the registrant's common stock held by non-affiliates was $2,456.2 million. The number of shares of common stock outstanding at that date was 105,641,946 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                   Part          Item
                                                 --------      --------
1.  Whitman Corporation definitive proxy
    statement dated March 22, 1996 for the 1996
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

                                 PEPSI GENERAL

   Pepsi General produces and distributes soft drinks and non-alcoholic beverages, under exclusive franchises, in 12 states in the Midwestern United States - a market of approximately 25 million people. It is the largest independent Pepsi bottler in the U.S., accounting for about 12 percent of all Pepsi-Cola products sold in the U.S. Pepsi General products outsell all other brands in all of its major U.S. markets. In 1994, Pepsi General became an international company when it began operations in a newly franchised area of northern and western Poland. This market, when fully developed, will serve approximately 18 million people.
   In 1995, approximately 86 percent of Pepsi General's domestic volume was from Pepsi-Cola products, including: Pepsi, Diet Pepsi, Caffeine Free Pepsi, Caffeine Free Diet Pepsi, Wild Cherry Pepsi, Mountain Dew, Diet Mountain Dew, Slice and All-Sport. Other brands, including Dr Pepper, Seven-Up, Hawaiian Punch, Dad's Root Beer, Canada Dry, A & W Root Beer, Ocean Spray, Lipton Tea and others account for the remaining 14 percent. Diet products account for slightly more than 27 percent of total cases sold. Approximately three-quarters of all cases sold are in cans and one-quarter are in non-returnable bottles.
   Volume growth in the soft drink industry has historically come from the supermarket sector, where competition is intense. Recently, Pepsi General's focus has been to obtain more of its growth from higher margin distribution channels such as convenience stores, gas stations, vending machines and food service providers.
   The majority of Pepsi General's products are distributed by route sales people to retail outlets by truck. Currently, Pepsi General operates more than 1,250 routes domestically and 204 in Poland. For several years, Pepsi General has been expanding its bulk distribution system for larger customers, Pepsi Express, in efforts to improve delivery productivity. In addition, Pepsi General has pioneered the use of hand-held computers for route sales people. This system enables Pepsi General to process sales and orders more efficiently, allows for better inventory and discount controls, and enables sales personnel to handle a wider range of products more efficiently.
   Pepsi General owns, leases or sells the vending machines which dispense its soft drink products in factories, offices, schools, stores, gasoline stations and other locations. Pepsi General's business is seasonal and weather conditions have a significant effect on sales.
   One of Pepsi General's long-term strategic goals is to transform itself from a carbonated soft drink company to a total beverage company and to continue to grow faster than the industry. In 1995, Pepsi General continued to expand its product line by adding several new flavors to its Ocean Spray juice and the Lipton Tea lines. Increased marketing efforts in several of the recent product additions, such as the Slice flavors, Wild Cherry Pepsi, Caffeine Free Mountain Dew, All Sport and Big Red, produced a sales increase of 41 percent in 1995 for these products. In July, 1995, Pepsi General acquired the assets of the Cedar Rapids, Iowa franchise, which increased case sales by 0.8 percent.
   Pepsi General's franchises grant it the exclusive right to produce and sell the products and use the related trade names and trademarks in the franchised territories. The franchises require Pepsi General, among other things, to purchase its concentrate requirements solely from the franchisor, at prices established by the franchisor, and to promote diligently the sale and distribution of the franchised products. Packaging materials (bottles, bottle caps, cans, cartons, cases) are obtained from manufacturers approved by the franchisor and other items are purchased in the general market. The inability of these suppliers to deliver concentrate or other products to Pepsi General could adversely affect operating results significantly. Domestic franchises are for an indefinite term and are subject to termination upon failure to comply with the provisions of the franchise agreement.
   Competition among soft drinks of all kinds, and particularly in the principal cola drink market (approximately 60 percent of all soft drinks sold in the U.S. are colas), is intense and focuses on price to retail outlets. Despite fluctuations in the price of high fructose corn sweetener and materials used in soft drink packaging, Pepsi General has not experienced difficulty in obtaining such items.
   As the result of an agreement entered into in 1987, Pepsi General is 80% owned by Whitman and 20% owned by a subsidiary of PepsiCo, Inc. ("PepsiCo"), which is the franchisor of Pepsi-Cola products. While Pepsi General manages all phases of its operations, including pricing of its products, PepsiCo and Pepsi General exchange production, marketing, and distribution information.
   In 1994, PepsiCo granted Pepsi General a franchise for the distribution of Pepsi-Cola products in the western and northern areas of Poland for an initial term of 15 years. Pepsi General anticipates an investment of as much as $100 million over the next few years in Poland. Pepsi General expects to incur operating losses over the next two or three years as this new venture is developed, but does not expect that such losses will be material to the consolidated operating results of Whitman. In 1995, its first full year of operations, Pepsi General's Poland operations sold 8.8 million cases of product from ten distribution facilities.

                                     MIDAS

   Midas provides automotive exhaust, brake and suspension services through approximately 2,600 franchised and company-owned Midas shops in the United States, Canada, France, Belgium, Austria, Switzerland, Spain, Italy, Australia, New Zealand, Taiwan, Panama, Mexico, Honduras and the Bahamas. Domestic manufacturing plants produce approximately 1,800 different types of mufflers and 2,750 types of exhaust and tail pipes to service approximately 1,200 makes and models of automobiles.
   The principal source of Midas' revenue is derived from its network of franchised and company-owned and operated retail shops. Midas collects an initial franchise fee and receives yearly royalties based upon the franchisee's gross revenues. In addition, Midas generates revenues from the sale of its manufactured mufflers and tubing; the resale of purchased parts, primarily brakes, shocks and front-end alignment components to its franchisees; and rental real estate revenues from franchisees related to the leasing of Midas shops. An important part of Midas' marketing program is its warranty of mufflers, brakes, and shocks. Midas also sells its manufactured exhaust system parts under other brand names to automotive parts distributors, jobbers and automotive accessory stores and its fabricated tube bending equipment to jobbers and retail installers.
   The raw materials and supplies used in Midas products are purchased from many suppliers and the company is not dependent upon any single source for any of its raw materials or supplies.
   Competition in the automotive replacement parts business is intensive at both the wholesale and retail levels. Service and convenience, price and warranties are the primary competitive factors. Competition includes automotive service centers of the retail chain stores, muffler shops, automotive dealers, gasoline stations and independent repair shops.

                                    HUSSMANN

   Hussmann produces merchandising and refrigeration systems for the world's food industry. Products include refrigerated display cases, commercial/industrial refrigeration systems, storage coolers, bottle coolers, walk-in coolers, and heating, ventilating and air conditioning (HVAC) equipment. Hussmann is the market leader in North America, and has substantial operations in the United Kingdom. The supermarket equipment industry in the United States, Hussmann's core business, represents an $800 million market. The United States customer base is comprised of approximately 13,000 independent and 18,000 chain-owned supermarkets, plus over 52,000 other grocery stores. Every year, approximately 4,000 stores purchase refrigeration equipment for either new store openings or remodelings. Historically, Hussmann's supermarket business has been divided approximately equally between new store activity and the remodeling of existing stores. In 1995, about 45 percent of such business was in new store openings, and 55 percent remodelings.
   The convenience store/specialty equipment industry in the U.S. represents a market of over $300 million per year, serving approximately 71,000 stores. Hussmann maintains separate sales and manufacturing operations for this industry.
   North American commercial/industrial refrigeration represents a market of nearly $500 million. Hussmann manufactures unit coolers, condensing units, and air-cooled condenser products for this market.
   In Mexico, Hussmann has two manufacturing operations, and uses both a direct sales force and a network of 150 independent dealers and distributors to bring its products to the Mexican market. A large portion of Mexico's business is in equipment for the soft drink and brewery industries. During 1995, Hussmann expanded its operations in South America with an acquisition of a 75 percent interest in a small manufacturer in Chile. Hussmann's Canadian operations consist of two manufacturing plants and a network of company-owned branches and independent distributors.
   In the United Kingdom, Hussmann has two manufacturing plants and a network of sales, service, and installation depots located throughout the country. Hussmann's branch service and distribution network in the United Kingdom is believed to be at least twice the size of its nearest competitor.
   In the Far East, Hussmann has a joint venture with a distributor in Singapore which sells, services, and distributes Hussmann products throughout the Southern Pacific Rim region and has a 55 percent interest in the Luoyang Refrigeration Machinery Factory, China's leading producer of refrigeration systems and food display cases. The joint venture began production of cases
designed by Hussmann in the Spring of 1995.   Hussmann also has distributor
agreements in Japan, Taiwan, New Zealand, Korea, Argentina, Columbia, El Salvador and Costa Rica and licensees in Thailand and New Zealand.
   In 1993, Hussmann introduced PROTOCOL(tm), a unique refrigeration system which is chloroflourocarbon (CFC) and hydrochloroflourocarbon (HCFC) free, and less expensive to install and operate than conventional systems.
Hussmann had exclusive use of the PROTOCOL(tm) compressor technology through 1994; however, the loss of exclusivity has not significantly affected Hussmann's business in 1995.
   One of Hussmann's strengths is its research and development center, where the PROTOCOL(tm) system was developed. It is the only R&D center of its kind in the industry. It allows Hussmann to work closely with chemical companies and compressor, valve and controls manufacturers to create new generations of cases and systems.
   The dollar amount of firm backlog at December 31, 1995 was $173.0 million, compared with $136.2 million at December 31, 1994. Substantially all such backlog is expected to be shipped within one year.
   Hussmann products are marketed internationally by both company sales personnel and independent distributors. The principal competitive factors in the sale of Hussmann products are price, variety, quality and technology, particularly energy conservation. The raw materials and supplies used in Hussmann products are purchased from many suppliers and Hussmann is not dependent upon any single source for any of its raw materials or supplies.

                                   EMPLOYEES

   Whitman employed 16,841 persons worldwide as of December 31, 1995. Whitman regards its employee relations as generally satisfactory.

                             ENVIRONMENTAL MATTERS

   Whitman maintains a continuous program to facilitate compliance with federal, state and local laws and regulations relating to the discharge or emission of materials into, and other laws and regulations relating to the protection of, the environment. The capital costs of such compliance, including the costs of the modification of existing plants and the installation of new manufacturing processes incorporating pollution control technology, are not material.
   Hussmann, together with numerous other defendants, has been named as a potentially responsible party ("PRP") in two state actions under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") involving off-site waste disposal. Hussmann is also involved in several other, principally off-site, proceedings. None of these matters is expected to involve any significant expense to Hussmann. Pepsi General is a de minimus participant at seven off-site locations. Midas has been named a PRP at one Superfund site where its participation is also expected to be at the de minimus level, and is also involved in certain removal and remedial activities relating to underground storage tanks which are not anticipated to result in significant expense to Midas.
   Under the agreement pursuant to which Whitman sold Pneumo Abex
Corporation in 1988 and a subsequent settlement agreement entered into with Pneumo Abex in September, 1991, Whitman has assumed indemnification obligations for certain environmental liabilities of Pneumo Abex, net of any insurance recoveries. Pneumo Abex is subject to a number of federal, state and local environmental cleanup proceedings, including proceedings under CERCLA at off-site locations involving other major corporations which have also been named as PRP's. Pneumo Abex is also subject to private claims and several lawsuits for remediation of properties currently or previously owned by Pneumo Abex, and Whitman is subject to two such suits.
   There is significant uncertainty in assessing the total cost of remediating a given site and in determining any individual party's share in that cost. This is due to the fact that the Pneumo Abex liabilities are at different stages in terms of their ultimate resolution, and any assessment and determination are inherently speculative during the early stages, depending upon a number of variables beyond the control of any party. Additionally, the settlement of governmental proceedings or private claims for remediation invariably involves negotiations within broad cost ranges of possible remediation alternatives. Furthermore, there are significant timing considerations in that a portion of the expense involved and any resulting obligation of Whitman to indemnify Pneumo Abex may not be incurred for a number of years.
   In 1992, the United States Environmental Protection Agency ("EPA") issued a Record of Decision ("ROD") under the provisions of CERCLA setting forth the scope of expected remedial action at a Pneumo Abex facility in Portsmouth, Virginia. On August 15, 1994, the EPA issued an Amended ROD revising certain remedial actions to be undertaken in areas of the Portsmouth site to be zoned commercial. The EPA has estimated that the cost of the revised remedial action necessary to comply with the Amended ROD will total $31 million. In January, 1996, Pneumo Abex executed a Consent Decree with the EPA agreeing to implement remediation of areas associated with the former Portsmouth facility operations. Pneumo Abex and Whitman have brought suit against other PRPs previously identified by the EPA which did not execute the Consent Decree. Whitman management is optimistic that the cost of implementation of the remedy required by the Consent Decree will be less than the estimated cost set forth in the Amended ROD, and that a portion of the remediation costs will be allocated to other PRPs, most of whom are financially viable.
   Management believes that potential insurance recoveries may defray a portion of the expenses involved in meeting Pneumo Abex environmental liabilities. On November 20, 1992, Jensen-Kelly Corporation, a Pneumo Abex subsidiary, Pneumo Abex and certain other of its affiliates, and Whitman and certain of its affiliates, filed a lawsuit against numerous insurance companies in the Superior Court of California, Los Angeles County, seeking damages and declaratory relief for insurance coverage and defense costs for environmental claims. Whitman is unable to predict the outcome of this litigation.
   In the opinion of management, Whitman believes that the eventual resolution of these claims and litigation, considering amounts accrued, but excluding potential insurance recoveries, will not have a material adverse effect on Whitman's financial condition or the results of operations.

Item 2.   PROPERTIES.

   Pepsi General's facilities include seven bottling plants, three combination bottling/canning plants, three canning plants and 68 distribution facilities, including ten distribution facilities in Poland. Approximately 15 percent of Pepsi General's production is from leased facilities. Midas operates four manufacturing plants in the United States, of which three are owned and one is leased. In addition, Midas maintains 13 warehouses in the United States and five warehouses in Canada, of which two are owned and 16 are leased. At December 31, 1995, Midas operated 142 Midas Muffler Shops in the United States, 32 Midas Muffler Shops in Canada and 188 Midas Muffler Shops in seven other foreign countries. Hussmann operates 11 owned and 9 leased manufacturing facilities in the United States, Canada, Mexico, China, Chile and the United Kingdom. There are 5 owned and 44 leased branch facilities in the United States, Canada, Mexico, Hungary and the United Kingdom which sell, install and maintain Hussmann products.
   All facilities are adequately equipped and maintained and capacity is considered to be adequate for current needs.
   In addition, Whitman engages in a variety of industrial, commercial and residential real estate activities in the United States.

Item 3.   LEGAL PROCEEDINGS.

   Whitman and its subsidiaries are defendants in numerous lawsuits, none of which, in the opinion of management, are expected to have a material adverse effect on Whitman's results of operations or financial condition.
   See also "ENVIRONMENTAL MATTERS" in Item 1.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

   The common stock of the Company is listed on the New York, Chicago and Pacific stock exchanges. The table below sets forth the reported high and low sales prices as reported by THE WALL STREET JOURNAL for Whitman common stock and indicates the Whitman dividends for each quarterly period for the years 1995 and 1994.

                                                      Common
                                           ----------------------------
                                             High       Low    Dividend
                                           --------   -------- --------
1995:
1st quarter                                $ 19.375  $ 15.625  $  0.085
2nd quarter                                  19.375    17.500     0.095
3rd quarter                                  21.625    18.625     0.095
4th quarter                                  23.375    20.125     0.095
1994:
1st quarter                                $ 17.000  $ 14.875  $  0.075
2nd quarter                                  16.375    14.750     0.085
3rd quarter                                  18.000    15.375     0.085
4th quarter                                  17.250    15.250     0.085

   There were 19,302 shareholders of record at December 31, 1995.

Item 6.   SELECTED FINANCIAL DATA.

   Included on page following Notes to Consolidated Financial Statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources:

   The Company's cash flow from continuing operations remained strong, although declining by $18.3 million in 1995 to $193.3 million. The reduction was principally a result of increased levels of working capital (defined as receivables and inventories, less accounts payable), principally reflecting increased levels of business. The cash used in discontinued operations principally reflected expenses related to settlement of certain legal claims as well as environmental expenses of previously sold subsidiaries.
   In 1995, the Company continued to invest for its future growth and productivity. Capital spending on new plant and equipment expanded sharply to $174.8 million, up 37.2 percent over 1994 and nearly double such expenditures in 1993. In addition, the Company spent over $60 million to acquire three companies and several Midas shops, including the Pepsi-Cola franchise in Cedar Rapids, Iowa in July, 1995. The Company also invested $18.6 million in Pepsi General's joint manufacturing facility in Poland. Capital spending in 1996 is expected to remain near 1995 expenditure levels. Purchases of and proceeds from sale of investments principally related to the Company's insurance subsidiary, which provides certain levels of insurance for Whitman's various operating companies. Funds provided by the operating companies are invested by the insurance subsidiary and proceeds from sales are used by the insurance subsidiary to pay insurable claims. A substantial portion, however, of the purchases and sales of such investments represent reinvestment of assets as such investments mature. Changes in the amount of net purchases was not considered significant.
   As a result of spending over $250 million in capital investment and new companies and joint ventures, the Company increased its net borrowings in 1995 by $105.6 million. The Company issued $278.4 million of long-term debt (see Note 4), which was used partially to pay off $147.8 million of debt which came due in 1995. The Company purchased 1,034,726 shares of its common stock at a cost of $18.8 million and the Company received $12.8 million from the exercise of 995,944 stock options during 1995. The increase in common dividends reflected the increase in the quarterly rate from $.085 to $.095 per share, effective with the July 1, 1995 regular dividend.
   In spite of the sharp increase in capital spending, and investments in new companies and joint ventures, the Company's financial condition remained strong, principally reflecting the strong operating cash flow. At December 31, 1995, the Company had $300 million available under a contractual revolving credit facility and a $200 million commercial paper program, of which $185 million was available.
   The Company has $121.7 million of debt, including $15 million of debt under the commercial paper program, that comes due in 1996. The Company expects to use a portion of its anticipated free cash flow to reduce its debt and to refinance the remainder through use of its revolving credit agreements or its commercial paper program, or through issuance of additional debt as market conditions warrant.
   The Company believes that with its strong free cash flow, the outlook for continued earnings improvements, its existing and available lines of credit and with the potential for additional debt or equity offerings, it will have sufficient resources to fund its future growth, including funds for capital expenditures and possible acquisitions.
   The Company uses financial derivative instruments to manage its interest rate risk. A description of these transactions is discussed in Note 5 to the Consolidated Financial Statements. The effects of such transactions on the Company's results of operations and financial condition were not significant.

Operating Results:

1995 compared with 1994

   For a description of the Company's major products and services and its principal markets, reference is made to Part I, Item 1, Business, and to Note 12, Segment Reporting, to the Consolidated Financial Statements.
   Sales and revenues increased by $287.7 million, or 10.8%, in 1995 to a total of $2,946.5 million.
   Pepsi General's revenues increased by $192.6 million in 1995, a 15.3 percent increase over 1994. Included were $34.8 million of revenues from the Pepsi General operations in Poland, compared with only $0.8 million in 1994, which reflected the start-up of such operations in late 1994. Unit case volume (which represents approximately 88 percent of total domestic sales) in the U.S. increased by 5.6 percent over 1994, including 0.8 percent from the Cedar Rapids, Iowa franchise which was purchased in July, 1995. The remaining increase in domestic unit volume was principally in the core Pepsi brands. The average net selling price per case increased by approximately 6 percent in 1995, as Pepsi General attempted to recover substantial increases in product and packaging costs.
   Midas' revenues increased by $32.9 million in 1995, up 6.1 percent, to $576.1 million. Approximately two-thirds of the increase came from Midas' European operations, where approximately one-half of the increase was attributable to higher exchange rates. The higher foreign revenues also reflected an increase in the number of company-owned shops, as Midas continues its shop expansion program in Europe. U.S. revenues increased by
2.7 percent, and reflected increased revenues from company-owned shops, higher product sales, and increased royalty and rent-related revenues.
   Hussmann's revenues increased by $62.2 million in 1995, a 7.2 percent increase, to $921.7 million. The increase in sales was principally in Hussmann's North American operations, reflecting improved demand for its product lines. Included in these sales were $33.6 million of revenues of companies acquired during the year, but this increase was offset by lower revenues (down $38.7 million) from Hussmann's Mexican operations. The reduction in Mexico reflected both the devaluation of the peso and the sharp decline in the Mexican economy.
   The Company's gross profit margin declined from 35.9 percent in 1994 to
34.8 percent in 1995. This unfavorable variance was principally caused by higher product and packaging costs (primarily aluminum can costs, which increased by approximately 25 percent) at Pepsi General. In addition, Hussmann experienced some margin reductions, reflecting continuing competitive pricing pressure and changes in sales mix. Midas' margins improved modestly.
   Selling, general and administrative (S,G&A) expenses increased by $54.3 million in 1995, or 8.9 percent, compared with the 10.8 percent increase in sales. As a result, S,G&A expenses, as a percentage of sales, declined to
22.5 percent in 1995, down from 22.9 percent in 1994. Pepsi General's and Hussmann's S,G&A expenses grew at rates less than their respective revenue growth, while Midas' expenses grew at a faster percentage than revenues, principally in Europe where the increase reflected, among other items, the effects of higher exchange rates as well as an increase in the number of company-owned shops.
   Amortization expense increased slightly in 1995, principally reflecting goodwill associated with recent acquisitions.
   Operating income increased by 4.7 percent to $342.3 million in 1995, compared with a 10.8 percent increase in revenues. Operating margins, as a percent of sales, declined to 11.6 percent in 1995, down from 12.3 percent in 1994.
   Pepsi General's operating income amounted to $197.7 million in 1995, $12.2 million, or 6.6 percent, above last year's performance. Included in the results were operating losses of $11.3 million in Poland, principally representing start-up costs, compared with operating losses of $2.7 million in 1994. The increase in operating earnings in the U.S. principally reflected the benefits of the improved volumes and higher prices. Pepsi General's margins, however, were affected adversely by the sharp increase in aluminum can costs.
   Midas' operating earnings totaled a record $82.5 million, and exceeded last year's performance by $7.3 million, or 9.7 percent. The improved performance was principally in their U.S. operations and reflected the benefits of higher product shipments, as well as higher royalty and rental revenues. Midas' foreign operating results increased modestly, reflecting improved results in France, Spain and Australia, offset by additional start-up expenses as Midas continues to expand its company-owned shop network in Europe.
   The operating results at Hussmann were down $3.8 million, or 4.6 percent, to $78.7 million in 1995. Operating earnings in Mexico were $12.4 million below 1994, reflecting the peso devaluation and the deterioration of economic conditions in Mexico. Excluding Mexico, North American operating results were up 12.5 percent over 1994, reflecting the benefits of higher volumes. Acquisitions in China, Chile and the U.K. contributed approximately $2 million to operating earnings in 1995.
   Interest expense increased by $3.5 million in 1995, principally reflecting higher debt levels. Interest income was unchanged, as the amounts of invested funds did not change significantly during the year.
   Other expense, net declined from $25.2 million in 1994 to $14.4 million in 1995. The change primarily related to modest gains on asset dispositions in 1995, compared with losses on similar transactions in 1994. There were no gains or losses that were individually significant. Foreign currency gains also were not significant.

1994 compared with 1993

   Sales and revenues increased by $129.1 million to $2,658.8 million in 1994, a 5.1 percent increase over 1993.
   Pepsi General's revenues increased $76.5 million to $1,256.1 million, a
6.5 percent increase over 1993. Unit volume amounted to 169.7 million cases, a 5.8 percent increase over 1993. The increase in unit volume was principally in the core Pepsi brands, although relatively new products such as All-Sport, Lipton Tea and Ocean Spray also had significant volume increases. The average net selling price per case improved by approximately one percent during 1994, and primarily reflected favorable changes in brand, package and channel mix.
   Midas' revenues increased by $39.6 million, or 7.9 percent, to $543.2 million in 1994. Approximately 70 percent of the increase was from domestic operations, and reflected a relatively strong sales performance in its U.S. retail system. The increased retail sales in the U.S. included an approximate 3 percent increase in the number of jobs performed, as well as an improvement in the average revenue per job. Revenues in Europe increased by over 22 percent, and principally reflected an increase in the number of shops as well as improved revenues in France and Belgium.
   Hussmann's revenues increased by $13.0 million in 1994, or 1.5 percent, to $859.5 million, with the increased revenues being reported principally by the U.K. and Mexican operations. U.S. unit volume of refrigerated display and reach-in door cases increased by approximately one percent in 1994, but was offset by increasing competitive pressures which had an adverse effect upon pricing.
   Gross profit margins improved to 35.9 percent, modestly better than the gross profit margin of 35.8 percent in 1993. The margin improvement reflected the benefits of higher volumes and modest price increases at both Pepsi General and Midas, while Hussmann's gross profit margins declined, reflecting the adverse effects of increasingly competitive conditions, and a shift in product mix.
   Selling, general and administrative (S,G&A) expenses increased by 4.7 percent in 1994 to $609.8 million. The increase was less than the increase in revenues, and as a result, such expenses declined to 22.9 percent of sales, down from 23.0 percent in 1993. Increases at Pepsi General and Midas generally were in line with the increases in revenues, with Midas' increase also reflecting an increase in the number of company-owned shops, particularly in its international operations. Hussmann's S,G&A expenses declined by more than 6 percent, due, in part, to Hussmann's continuing cost containment programs.
   Amortization expense did not change significantly.
   As a result of the increase in sales and revenues, together with the improvement in gross profit margins and a reduction in S,G&A expenses as a percent of sales, operating income increased by $21.5 million, or 7.0 percent, to $326.8 million. The Company's operating margin, as a percent of sales, increased from 12.1 percent in 1993 to 12.3 percent in 1994.
   Pepsi General's operating income increased by 8.8 percent to a new record level of $185.5 million. The increase principally reflected the benefits of the higher case volume together with the modest increase in pricing. Costs were also favorably affected by lower aluminum can costs, offset in part by higher ingredient and packaging costs. Included in the operating results were $2.7 million of losses and expenses related to Pepsi General's new venture in Poland.
   Operating earnings at Midas increased by 12.1 percent, or $8.1 million, to $75.2 million. The increase in operating income was in Midas' U.S. operations, and principally resulted from higher royalty and rental revenues, higher product sales and improved earnings from company-owned shops. The increase in the U.S. operating results was partially offset by lower earnings from its foreign operations, principally in its Canadian operations, where wholesale and retail sales remained sluggish. Midas also provided for the closure of additional shops in Australia.
   Hussmann's operating earnings of $82.5 million were down $1.1 million from the record level established in 1993. The reduction in earnings primarily reflected the adverse effects of pricing pressures on profit margins in the U.S. and a shift in product mix to lower profit margin business in the U.K. and Mexico.
   Interest expense declined sharply from $96.2 million in 1993 to $71.1 million in 1994. The reduction reflected the effects of the Company's refinancing program, whereby approximately $530 million of debt has been refinanced over the past 2 years at an average interest cost which was approximately 300 basis points (3.0%) below the interest rate on the debt it replaced. In addition, the Company reduced its total debt levels by $26.3 million in 1994 and by $87.5 million since December 31, 1992.
   Interest income declined from $12.8 million in 1993 to $6.4 million in 1994. The reduction reflected a decline in investable funds during the latter part of 1993 and continuing into 1994.
   Other expense increased by $15.5 million to $25.2 million in 1994. The increase principally reflected losses from asset sales in 1994 compared with gains from asset sales in 1993, as well as additional expenses related to the Company's real estate and leasing operations.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   Whitman incorporates by reference the information contained under the caption "Election of Directors" in its definitive proxy statement dated March 22, 1996, filed pursuant to Section 14 (a) of the Securities Exchange Act of 1934, as amended.
   The executive officers of Whitman and their ages as of March 1,1996 were as follows:

                          Age       Position
                          -----  ------------------------------------------
Bruce S. Chelberg          61    Chairman and Chief Executive Officer
Thomas L. Bindley          52    Executive Vice President
Frank T. Westover          57    Senior Vice President-Controller
Lawrence J. Pilon          47    Senior Vice President-Human Resources
Gerald A. McGuire          64    Corporate Vice President; President and
                                   Chief Executive Officer,
                                 Pepsi-Cola General Bottlers, Inc.
John R. Moore              60    Corporate Vice President; President and
                                   Chief Executive Officer, Midas
                                   International Corporation
J. Larry Vowell            55    Corporate Vice President; President and
                                   Chief Executive Officer, Hussmann
                                   Corporation
Charles H. Connolly        61    Vice President-Corporate Affairs and
                                   Investor Relations
William B. Moore           54    Vice President, Secretary and General
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

Item 11.  EXECUTIVE COMPENSATION.

   Whitman incorporates by reference the information contained under the caption "Executive Compensation" and the last two paragraphs under the caption "General Information" in its definitive proxy statement dated March 22, 1996, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   Whitman incorporates by reference the information contained under the captions "Principal Shareholders" and "Securities Ownership of Directors and Executive Officers" in its definitive proxy statement dated March 22, 1996, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   None.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)  See Index to Financial Information and Exhibit Index.

   (b) Through December 31, 1995, no reports on Form 8-K were filed subsequent to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.


                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of March, 1996.

                                     WHITMAN CORPORATION

                                     By:  /s/ FRANK T. WESTOVER
                                          -----------------------------
                                          Frank T. Westover
                                          Senior Vice President-Controller

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on the 22nd day of March, 1996.

      Signature                 Title
      ---------                 -----

* Bruce S. Chelberg             Chairman and Chief Executive Officer and
  ----------------------        and Director
  BRUCE S. CHELBERG             (principal executive officer)

* Thomas L. Bindley             Executive Vice President
  ----------------------        (principal financial officer)
  THOMAS L. BINDLEY

  /s/ FRANK T. WESTOVER         Senior Vice President-Controller
  ----------------------        (principal accounting officer)
  FRANK T. WESTOVER

* Herbert M. Baum               Director
  ----------------------
  HERBERT M. BAUM

* Richard G. Cline              Director
  ----------------------
  RICHARD G. CLINE

* James W. Cozad                Director       *By: /s/ FRANK T. WESTOVER
  ----------------------                            ---------------------
  JAMES W. COZAD                                    Frank T. Westover
                                                    Attorney-in-Fact
                                Director            March 22, 1996
  ----------------------
  PIERRE S. du PONT

* Archie R. Dykes               Director
  ----------------------
  ARCHIE R. DYKES


  ----------------------        Director
  HELEN GALLAND

* Jarobin Gilbert, Jr.          Director
  ----------------------
  JAROBIN GILBERT, JR.

* Victoria B. Jackson           Director
  ----------------------
  VICTORIA B. JACKSON

* Donald P. Jacobs              Director
  ----------------------
  DONALD P. JACOBS

* Charles S. Locke              Director
  ----------------------
  CHARLES S. LOCKE



                      WHITMAN CORPORATION AND SUBSIDIARIES

                             FINANCIAL INFORMATION

                  FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                      FISCAL YEAR ENDED DECEMBER 31, 1995


                      WHITMAN CORPORATION AND SUBSIDIARIES
                         INDEX TO FINANCIAL INFORMATION

Statement of Financial Responsibility

Independent Auditors' Report

Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993

Consolidated Balance Sheets at December 31, 1995 and December 31, 1994

Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements

Selected Financial Data

Financial Statement Schedules:

   Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or related notes.


                     STATEMENT OF FINANCIAL RESPONSIBILITY

   The consolidated financial statements of Whitman Corporation and subsidiaries have been prepared by management which is responsible for their integrity and content. These statements have been prepared in accordance with generally accepted accounting principles and include amounts which reflect certain estimates and judgments by management. Actual results could differ from these estimates.
   The Board of Directors, acting through the Audit Committee of the Board, has responsibility for determining that management fulfills its duties in connection with the preparation of these consolidated financial statements. The Audit Committee meets periodically and privately with the Independent Auditors and with the internal auditors to review matters relating to the quality of the financial reporting of the Company, the related internal controls and the scope and results of their audits. The Committee also meets with management and the internal audit staff to review the affairs of the Company.
   To meet management's responsibility for the fair and objective reporting of the results of operations and financial condition, the Company maintains systems of internal controls and procedures to provide reasonable assurance of the reliability of its accounting records. These systems include written policies and procedures, a substantial program of internal audit and the careful selection and training of its financial staff.
   The Company's Independent Auditors, KPMG Peat Marwick LLP, are engaged to audit the consolidated financial statements of the Company and to issue their report thereon. Their audit has been conducted in accordance with generally accepted auditing standards. Their report follows.

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF WHITMAN CORPORATION:

   We have audited the accompanying consolidated balance sheets of Whitman Corporation and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Whitman Corporation and Subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.
   As discussed in Note 6 to the Consolidated Financial Statements, effective January 1, 1993, the Company changed its method of accounting for postretirement benefits other than pensions.

KPMG Peat Marwick LLP
Chicago, Illinois
January 15, 1996

Whitman Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31 (in millions)

                                               1995      1994      1993
                                             --------  --------  --------

Sales and revenues                           $2,946.5  $2,658.8  $2,529.7
Cost of goods sold                            1,921.3   1,704.7   1,625.0
                                             --------  --------  --------
  Gross profit                                1,025.2     954.1     904.7
Selling, general and administrative expenses    664.1     609.8     582.3
Amortization expense                             18.8      17.5      17.1
                                             --------  --------  --------
  Operating income                              342.3     326.8     305.3
Interest expense                                (74.6)    (71.1)    (96.2)
Interest income                                   6.4       6.4      12.8
Other expense, net                              (14.4)    (25.2)     (9.7)
Unrealized investment loss                         --     (24.2)       --
                                             --------  --------  --------
  Income before income taxes                    259.7     212.7     212.2
Income tax provision                            107.4      88.1      90.7
                                             --------  --------  --------
Income from continuing operations
  before minority interest                      152.3     124.6     121.5
Minority interest                                18.8      18.2      15.1
                                             --------  --------  --------
Income from continuing operations               133.5     106.4     106.4
Loss from discontinued operations after
  taxes (Note 2)                                   --      (3.2)       --
Extraordinary loss on early debt
  retirement after taxes (Note 4)                  --        --      (4.2)
Cumulative effect of change in accounting
  principle after taxes (Note 6)                   --        --     (24.0)
                                             --------  --------  --------
Net income                                   $  133.5  $  103.2  $   78.2
                                             ========  ========  ========
Average number of common shares
  outstanding                                   106.2     106.2     107.5
                                             ========  ========  ========
INCOME (LOSS) PER COMMON SHARE
(IN DOLLARS):
Continuing operations                        $   1.26  $   1.00  $   0.99
Discontinued operations                            --     (0.03)       --
Extraordinary loss on early debt
  retirement                                       --        --     (0.04)
Cumulative effect of change in accounting
  principle                                        --        --     (0.22)
                                             --------  --------  --------
Net income                                   $   1.26  $   0.97  $   0.73
                                             ========  ========  ========
Cash dividends per common share              $   0.37  $   0.33  $   0.29
                                             ========  ========  ========

The following notes are an integral part of these statements.


Whitman Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
As of December 31 (in millions)
                                                         1995      1994
                                                       --------  --------
ASSETS:
Current assets:
  Cash and cash equivalents                            $   53.3  $   71.3
  Receivables - net of allowance for doubtful
   accounts of $5.7 million in 1995 and
   $7.9 million in 1994                                   378.5     362.5
  Inventories:
   Raw materials and supplies                              84.5      73.8
   Work in process                                         48.1      41.2
   Finished goods                                         134.5     118.6
                                                       --------  --------
      Total inventories                                   267.1     233.6
Other current assets                                       62.2      40.3
                                                       --------  --------
      Total current assets                                761.1     707.7
Investments                                               253.7     222.6
Property (at cost):
  Land                                                     71.2      63.5
  Buildings and improvements                              340.0     308.4
  Machinery and equipment                                 945.6     833.3
                                                       --------  --------
      Total property                                    1,356.8   1,205.2
  Accumulated depreciation and amortization              (659.3)   (591.4)
                                                       --------  --------
      Net property                                        697.5     613.8
Intangible assets, net of accumulated amortization
  of $143.7 million in 1995 and $123.6 million
  in 1994                                                 568.8     524.3
Other assets                                               82.2      67.0
                                                       --------  --------
      Total assets                                     $2,363.3  $2,135.4
                                                       ========  ========

The following notes are an integral part of these statements.



Whitman Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
As of December 31 (in millions)
                                                         1995      1994
                                                       --------  --------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Short-term debt, including current maturities
   of long-term debt                                   $   93.8  $   90.0
  Accounts and dividends payable                          248.6     238.7
  Income taxes payable                                      9.2      10.6
  Accrued expenses:
   Salaries and wages                                      46.4      40.2
   Interest                                                21.2      26.6
   Other expenses                                          88.4      77.0
                                                       --------  --------
      Total current liabilities                           507.6     483.1
Long-term debt                                            828.2     723.0
Deferred income taxes                                      33.4      15.6
Other liabilities                                         141.0     154.9
Minority interest                                         225.3     206.2
Shareholders' equity:
  Common stock (no par, 250.0 million shares
   authorized; 105.2 million outstanding at
   December 31, 1995 and 105.0 million outstanding
   at December 31, 1994)                                  427.8     413.2
  Retained income                                         336.6     239.9
  Cumulative translation adjustment                       (80.3)    (51.8)
  Unrealized investment gain                                9.7       1.3
  Treasury stock                                          (66.0)    (50.0)
                                                       --------  --------
     Total shareholders' equity                           627.8     552.6
                                                       --------  --------
     Total liabilities and shareholders' equity        $2,363.3  $2,135.4
                                                       ========  ========


The following notes are an integral part of these statements.


Whitman Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31 (in millions)
                                                   1995    1994     1993
                                                  ------  ------   ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                 $133.5  $ 106.4  $106.4
Adjustments to reconcile to net cash
provided by operating activities:
  Depreciation and amortization                    108.3     98.0    95.5
  Unrealized investment loss                          --     24.2      --
  Other                                             11.6     23.9    24.0
Changes in assets and liabilities, net of
acquisitions and dispositions:
  Increase in receivables                          (21.9)   (11.7)  (43.2)
  Increase in inventories                          (35.1)   (10.3)   (7.1)
  Increase in payables                              17.5      5.7    21.8
  Net change in other assets and liabilities       (20.6)   (24.6)   15.9
                                                  ------   ------   ------
Net cash provided by continuing operations         193.3    211.6   213.3
Net cash used by discontinued operations           (19.7)    (5.8)  (29.8)
                                                  ------   ------   ------
  Net cash provided by operating activities        173.6    205.8   183.5
                                                  ------   ------   ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments                               (174.8)  (127.4)  (88.7)
Proceeds from sales of property                     12.5     18.2    14.3
Companies acquired, net of cash acquired           (60.5)      --      --
Investments in joint ventures                      (18.6)    (4.5)     --
Purchases of investments                          (221.4)  (168.8) (211.2)
Proceeds from sales of investments                 213.4    156.9   180.2
                                                  ------   ------   ------
  Net cash used in investing activities           (249.4)  (125.6) (105.4)
                                                  ------   ------  ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from (repayment of) bank
  lines of credit and commercial paper             (27.5)   (41.1)   83.6
Proceeds from issuance of long-term debt           278.4    231.9   263.3
Repayment of long-term debt                       (147.8)  (221.1) (430.8)
Net increase in short-term debt                      2.5       --      --
Issuance of common stock                            12.8      6.0     2.2
Treasury stock purchases                           (18.8)   (42.5)   (3.9)
Common dividends                                   (38.8)   (34.8)  (31.1)
                                                  ------   ------  ------
  Net cash provided by (used in) financing
  activities                                        60.8   (101.6) (116.7)
                                                  ------   ------  ------
Effects of exchange rate changes on cash
and cash equivalents                                (3.0)    (0.3)   (0.9)
                                                  ------   ------  ------
Change in cash and cash equivalents                (18.0)   (21.7)  (39.5)
Cash and cash equivalents at beginning
of year                                             71.3     93.0   132.5
                                                  ------   ------  ------
Cash and cash equivalents at end of year          $ 53.3  $  71.3  $ 93.0
                                                  ======   ======  ======


The following notes are an integral part of these statements.


Whitman Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the years ended
December 31, 1995
1994 and 1993                       Common Stock               Cumulative   Unrealized   Treasury Stock
                                 -------------------Retained   Translation  Investment  ----------------
(dollars in millions)            Shares     Amount   Income    Adjustments     Gain     Shares    Amount
                               ----------- -------- --------   -----------   ---------  ------    ------
Balance, January 1, 1993      107,325,611  $403.4   $126.3      $ (45.4)     $  --    (216,963)  $ (5.8)
                              -----------  ------   ------      -------      -----  ----------   ------
Net income                                            78.2
Treasury stock purchases                                                              (282,084)    (3.9)
Stock compensation plans          184,947     1.0     (1.0)                             79,805      2.2
Translation adjustments                                            (6.9)
Dividends declared                                   (31.1)
                              -----------  ------   ------      -------      -----  ----------   ------
Balance, December 31, 1993    107,510,558   404.4    172.4        (52.3)        --    (419,242)    (7.5)
                              -----------  ------   ------      -------      -----  ----------   ------
Net income                                           103.2
Treasury stock purchases                                                            (2,656,374)   (42.5)
Stock compensation plans          594,432     8.8     (0.9)                              2,300       --
Translation adjustments                                             0.5
Unrealized investment gain                                                     1.3
Dividends declared                                   (34.8)
                              -----------  ------   ------      -------      -----  ----------   ------
Balance, December 31, 1994    108,104,990   413.2    239.9        (51.8)       1.3  (3,073,316)   (50.0)
                              -----------  ------   ------      -------      -----  ----------   ------
Net income                                           133.5
Treasury stock purchases                                                            (1,034,726)   (18.8)
Stock compensation plans        1,094,844    14.6      2.0                             (19,564)     0.1
Common stock issued for
  acquisitions                                                                         126,700      2.7
Translation adjustments                                           (28.5)
Unrealized investment gain                                                     8.4
Dividends declared                                   (38.8)
                              -----------  ------   ------      -------      -----  ----------   ------
Balance, December 31, 1995    109,199,834  $427.8   $336.6       $(80.3)     $ 9.7  (4,000,906)  $(66.0)
                              ===========  ======   ======      =======      =====  ==========   ======

The following notes are an integral part of these statements.


Whitman Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

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

INTANGIBLE ASSETS. Intangible assets primarily consist of the excess of cost over fair market value of tangible assets of acquired businesses, reflecting premiums paid for consumer franchises, brand names, trademarks, distribution systems, manufacturing know-how and other intangible assets. Such premiums generally are being amortized on straight-line bases over 40 years, with minor amounts being amortized over shorter periods. The Company evaluates, on at least an annual basis, the carrying value of its goodwill by reviewing undiscounted cash flows by operating units. If the sum of the projected undiscounted cash flows over the remaining lives of the related assets does not exceed the carrying value of the related goodwill, goodwill would be adjusted for the difference between the fair value and the carrying value of
such goodwill.   The Company does not believe there has been any material
impairment of its goodwill.
INCOME PER COMMON SHARE. Income per common share is based upon the weighted average number of common and common equivalent shares outstanding, assuming the exercise of stock options where dilutive.
ADVERTISING.  Advertising expenditures are expensed as incurred.
REVENUE RECOGNITION. Revenue is recognized when title to a product is transferred to the customer or upon completion of a service.
INTEREST RATE AND CURRENCY SWAPS. The Company enters into a variety of interest rate and currency swaps in its management of interest rate and foreign currency exposures. The differential to be paid or received is accrued as interest rates change and is recognized over the lives of the agreements. Realized and unrealized gains and losses on foreign currency transactions are recognized currently in other expense, net.

2. DISCONTINUED OPERATIONS

   In the fourth quarter of 1994, the Company recorded a $3.2 million after tax charge to discontinued operations. This charge was a result of an on-going evaluation of the Company's potential liabilities for environmental claims which principally relate to previously sold subsidiaries (see Note
11). As a result of additional claims, additional information and experience concerning possible remediation costs, as well as continuing legal, consulting and other related expenses, the Company provided $46.8 million ($29.9 million after tax) for additional estimated expenses relating to these potential environmental liabilities. The charge also reflected settlement of the Company's income tax audits for the years 1980-1987 with the Internal Revenue Service (IRS), which included some large potential claims for issues related to previously discontinued operations. As a result of these settlements, the Company has restored $26.7 million to income for tax accruals no longer deemed necessary.
   In the third quarter of 1993, the Company settled a lawsuit filed by the Middleby Corporation against the Company's Hussmann subsidiary for $19.5 million in cash and certain other concessions. The suit related to the 1989 sale of Hussmann's foodservice equipment operations. Provision for the lawsuit and related expenses (after taxes), along with additional income taxes and other expenses associated with previously discontinued operations, were recorded in 1992 as part of discontinued operations.

3. PROVISION FOR INCOME TAXES

   The income tax provision consisted of:

(in millions)                                        1995    1994   1993
                                                    ------  ------ ------
Current:
   Federal                                          $ 72.6  $ 82.1 $ 63.1
   Foreign                                            11.8    16.3   14.0
   State and local                                    10.0    13.6   10.6
                                                    ------  ------ ------
     Total current                                    94.4   112.0   87.7
                                                    ======  ====== ======
Deferred:
   Federal                                             9.7   (21.4)   3.2
   Foreign                                             0.4    (1.6)   1.4
   State and local                                     2.9    (0.9)  (1.6)
                                                    ------  ------ ------
     Total deferred                                   13.0   (23.9)   3.0
                                                    ------  ------ ------
Income tax provision                                $107.4  $ 88.1 $ 90.7
                                                    ======  ====== ======

   The items which gave rise to differences between the income tax provision in the income statements and the income tax computed at the United States statutory rate are summarized below:

                                    1995           1994           1993
                               --------------  -------------  -------------
(dollars in millions)           Amount    %    Amount    %    Amount    %
                                ------- -----  ------- -----  ------- -----
Income tax expense
   computed at statutory
      rate                     $  90.9   35.0 $  74.4   35.0 $  74.3   35.0
State income taxes, net
   of federal income tax
   benefit                         8.4    3.2     8.3    3.9     5.9    2.8
Higher foreign effective
   tax rates                       5.8    2.2     4.1    1.9     5.2    2.4
Goodwill amortization              5.2    2.0     5.1    2.4     4.7    2.2
Other items, net                  (2.9)  (1.0)   (3.8)  (1.8)    0.6    0.3
                                ------  -----  ------  -----  ------  -----
Income tax provision           $ 107.4   41.4  $ 88.1   41.4  $ 90.7   42.7
                                ======  =====  ======  =====  ======  =====

   Pretax income from foreign operations amounted to $18.9 million, $31.6 million, and $30.7 million in 1995, 1994 and 1993, respectively. U.S. income taxes have not been provided on the undistributed income ($105.2 million) of the Company's foreign subsidiaries which currently is not intended to be remitted to the U.S.
   The IRS has completed its examinations of the Company's Federal income tax returns through 1987. The IRS had proposed adjustments for the years 1980-1987 which would have substantially increased the Company's tax liability. The Company has settled all issues for these years, and accruals which were no longer required were credited to income from continuing operations or to income from discontinued operations, as appropriate (see
Note 2). The accruals which have been restored to income from continuing operations in 1994 were reflected in "other items, net" in the table above.
   Deferred income taxes are created by "temporary differences" which exist between amounts of assets and liabilities recorded for financial reporting purposes and such amounts as measured by income tax regulations. These temporary differences, which gave rise to deferred tax assets and liabilities at December 31, are attributable to:

(in millions)                                              1995      1994
                                                          -------   -------
Deferred tax assets:
Provision for closed and sold businesses                 $  33.9   $  39.9
Lease transactions                                          17.8      19.3
Self-insurance provisions                                   18.6      16.3
Postretirement benefit accruals                             11.9      12.4
Other                                                       36.3      41.6
                                                         -------   -------
   Total deferred tax assets                               118.5     129.5
                                                         -------   -------
Deferred tax liabilities:
Property, plant and equipment                               71.0      68.2
Pensions                                                     8.8       8.7
Intangibles                                                  9.2       7.5
Other                                                       50.5      48.6
                                                         -------   -------
   Total deferred tax liabilities                          139.5     133.0
                                                         -------   -------
     Net deferred tax liability                          $  21.0   $   3.5
                                                         =======   =======
Net deferred tax liability (asset) included in:
   "Other current assets"                                $ (12.4)  $ (12.1)
   "Deferred income taxes"                                  33.4      15.6
                                                         -------   -------
Net deferred tax liability                               $  21.0   $   3.5
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

4. DEBT

   Debt at December 31 consisted of the following:

(in millions)                                              1995      1994
                                                          -------   -------
6.3% to 6.9% notes due 2000 and 2005                     $ 136.5   $ 136.5
7.5% notes due 2003                                        125.0     125.0
6.5% notes due 2006                                        100.0     100.0
7.6% notes due 2015                                        100.0        --
8.3% notes due 2007                                        100.0        --
7.5% notes due 2001                                         75.0      75.0
Notes due 1996, effective interest rate 6.3%                70.0      70.0
8.1% notes due 1997                                         50.5        --
Notes due 1998, effective interest rate 6.7%                40.0      40.0
Term loan agreements and note due 1996 through 2000,
  effective interest rates 6.1% to 8.3%                     85.0     104.9
Swiss franc bonds and notes due 1995, exchanged for
  U.S. dollar liabilities at 12.4%                            --      50.0
Canadian notes due 1995, exchanged for U.S. dollar
  liabilities at 12.2%                                        --      38.1
Commercial paper and revolving credit borrowings due
  1996, effective interest rate 6.2%                        15.0      42.5
Obligations under capital leases                            17.4      17.7
Other                                                       12.3      15.6
                                                         -------   -------
Total debt                                                 926.7     815.3
Less:  Amount due within one year                           93.8      90.0
       Unamortized discount                                  4.7       2.3
                                                         -------   -------
Total long-term debt                                     $ 828.2   $ 723.0
                                                         =======   =======

   The Company maintains a $200 million commercial paper program and had $15 million and $30 million of commercial paper outstanding under this program at December 31, 1995 and 1994, respectively. The Company also has a contractual revolving credit facility which permits it to borrow up to $300 million. The interest rates on the revolving credit facility may be floating or fixed and are based on domestic rates or the London Interbank Offered Rate ("LIBOR") at the option of the Company. This facility expires in 2000. There were no borrowings under the revolving credit facility at December 31, 1995, while there were borrowings of $12.5 million under such commitments at December 31, 1994. The fees payable on the unused portion of such commitments are not significant. At December 31, 1995, the entire $300 million of the revolving credit facility remained unused and available to back the Company's commercial paper borrowings.
   The amounts of long-term debt (excluding commercial paper) maturing in 1997 through 2000, are: $66.9 million, $41.4 million, $11.2 million, and $106.7 million, respectively.
   At December 31, 1995, $27.9 million of the currently maturing notes have been reclassified as long-term because the Company has the intent and the ability (through its revolving credit facility) to refinance these obligations for more than one year.
   In September, 1993, the Company redeemed the entire issue of $95.8 million 7-1/4% split currency bonds (effective interest rate of 12.6%), originally due September, 1997, for $101.9 million. After related expenses and fees, this early debt retirement resulted in an after tax loss of $4.2 million, or $0.04 per share. This loss is reported separately as an extraordinary loss in the Consolidated Statements of Income.
   Interest expense included $1.6 million, $1.9 million and $2.1 million for 1995, 1994 and 1993, respectively, relating to liabilities under capital lease agreements. Interest capitalized during periods of construction was not significant.
   At December 31, 1995, collateral of $40.4 million, consisting predominantly of equipment and real estate, was pledged under various long-term loan agreements. Certain of the Company's financing arrangements contain restrictions which, among other features, require maintenance of certain financial ratios. The Company is in compliance with these debt covenants.

5. FINANCIAL INSTRUMENTS

    The Company uses financial derivative instruments to manage its interest rate risk. Interest rate swap transactions and forward rate contracts generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying notional amounts
    The Company has entered into certain interest rate swap agreements with commercial and investment banks in which it pays a floating interest rate and receives a fixed interest rate. During 1995, the Company also entered into several forward rate agreements. The agreements outstanding at December 31, 1995 are summarized as follows:

                                                                   Effective
                               Notional                 Effective   Interest
Related Debt Issue -            Amount     Maturity     Interest      Rate
Financial Instrument:        (in millions) of Swaps     Rate Paid   Received
                              ----------  ----------   ----------   ---------

7.5% notes due 2003 -
      Interest rate swap       $ 125.0       1996         5.5%        5.2%

6.5% notes due 2006 -
      Interest rate swap       $  40.0       1997         5.5%        5.2%

7.5% notes due 2003 -
      Forward rate agreement   $ 125.0       1996         6.1%        5.9%

6.5% notes due 2006 -
      Forward rate agreement   $  40.0       1996         6.2%        5.9%

   The notional amounts related to the Company's interest rate swap transactions and forward rate agreement activity for 1994 and 1995 are summarized as follows (in millions):

                                  Interest Rate            Forward Rate
                                       Swaps                Agreements
                                ------------------      ------------------
                                 Pay        Pay         Pay         Pay
                                 Fixed    Variable      Fixed     Variable
                                ------    --------     ------     --------

Balance, January 1, 1994       $  65.0     $125.0       $  --     $   --
                                ------     ------       ------     ------
New contracts                      --        40.0          --         --
Expired contracts                (65.0)       --           --         --
                                ------     ------       ------     ------
Balance, December 31, 1994         --       165.0          --         --
                                ------     ------       ------     ------
New contracts                      --         --         225.0        --
Expired contracts                  --         --         (60.0)       --
                                ------     ------       ------     ------
Balance, December 31, 1995     $   --      $165.0       $165.0    $  --
                                ======     ======       ======     ======

   Whitman's interest rate hedging programs increased the annual weighted average cost of debt from 8.2 percent to 8.3 percent in 1995, from 8.7 percent to 9.0 percent in 1994 and from 8.8 percent to 9.3 percent in 1993. Interest expense was increased by $1.5 million in 1995, $2.1 million in 1994 and $5.4 million in 1993 as a result of these hedging programs.
   The Company also had entered into foreign currency swap agreements to reduce the effect of changes in foreign exchange rates on its debt denominated in foreign currencies. Substantially all foreign currency denominated debt outstanding at December 31, 1994, and its related interest payments had been hedged in U.S. dollars. Under the hedge agreements, in January, 1995, the Company repaid the 138.2 million Swiss franc debt at an effective exchange rate of 2.764 Swiss francs per U.S. dollar ($50.0 million), compared to the actual exchange rate of 1.288 Swiss francs per U.S. dollar ($107.3 million). Additionally, in February, 1995, the Company repaid the 50 million Canadian dollar debt at an effective exchange rate of 1.312 Canadian dollars per U.S. dollar ($38.1 million), compared to the actual exchange rate of 1.403 Canadian dollars per U.S. dollar ($35.6 million).
   If the Company had left the interest payments payable in foreign currency (i.e., unhedged), then the Company's interest expense would have decreased by less than $0.1 million in 1995, and by $0.3 million and $7.0 million in 1994 and 1993, respectively. Consequently, the impact of hedging had no material effect on the weighted average cost of borrowing in 1995 or 1994, and would have lowered the weighted average cost of borrowing to 8.6 percent from 9.3 percent in 1993.
   At December 31, 1995, the Company had $123.9 million in floating rate debt exposure (including notional principal on interest rate swap agreements). Substantially all of the floating rate exposure is related to six month LIBOR rates. If the six month LIBOR rates increased by 50 basis points (0.50 percent), the Company's 1995 interest expense related to the floating rate debt outstanding during 1995 would have increased by an additional $1.0 million. In addition, the Company had no borrowings outstanding under its revolving credit facility and $15 million in commercial paper outstanding at December 31, 1995. The relevant indices for revolving credit and commercial paper borrowings are generally one month LIBOR and the commercial paper composite rate. If these rates increased by 50 basis points, the Company's 1995 interest expense would have increased by $0.2 million, based upon the weighted average outstanding revolving credit and commercial paper borrowings.
   As of the end of each of the last two years, the Company had no deferred gains or losses related to terminated interest rate swap agreements.
   The Company periodically monitors its financial instrument positions and the credit ratings of its counterparties and limits the amount of exposure with any one counterparty. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. The Company does not anticipate nonperformance by any of the counterparties.
   In 1992, Whitman Finance Corporation N.V. entered into a cross currency contract in order to hedge the cost of its split currency debt. In 1993, the Company terminated the contract, resulting in a $2.0 million gain. This gain was recognized in 1993 as the underlying debt to which it was assigned was called for redemption in 1993.
   The fair market value of the Company's floating rate debt as of December 31, 1995 approximated its carrying value. The fixed rate debt of the Company had a carrying value of $802.8 million and a fair market value of $848.3 million at December 31, 1995. The fair market value of the fixed rate debt was based on quotes from financial institutions for instruments with similar characteristics and upon discounting future cash flows. The fair market value owed by the Company related to its derivative instruments, which was based on quotes from financial institutions for instruments with similar characteristics, was $0.2 million at December 31, 1995.

6. PENSION AND OTHER POSTRETIREMENT PLANS

COMPANY SPONSORED DEFINED BENEFIT PENSION PLANS. Substantially all of the Company's U.S. employees are covered under various defined benefit pension plans sponsored and funded by the Company. Plans covering salaried employees provide pension benefits based on years of service and employees' compensation during the five years preceding retirement. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. Plan assets are invested primarily in common stocks, corporate bonds and government securities.
   Net periodic pension cost for 1995, 1994 and 1993 included the following components:

(in millions)                                       1995     1994    1993
                                                   -------  ------- -------
Service cost - benefits earned during period       $  7.7   $  7.5  $   7.7
Interest cost on projected benefit obligation        17.9     16.4     16.4
Actual return on assets                             (37.8)    (6.3)   (28.0)
Net amortization and deferral                        18.4    (12.2)    10.2
                                                   ------   ------  -------
Total net periodic pension cost                    $  6.2   $  5.4  $   6.3
                                                   ======   ======  =======

   Pension costs are funded in amounts not less than minimum levels required by regulation. The principal economic assumptions used in the determination of net periodic pension cost include the following:

                                                    1995     1994    1993
                                                   -------  ------- -------
Discount rate                                       8.5%     7.0%     7.5%
Expected long-term rate of return on assets         9.5%    10.0%    10.0%
Rates of increase in compensation levels            6.0%     4.5%     5.0%

   The following table reconciles the pension plans' funded status to the amounts recognized in the Company's balance sheets as of December 31, 1995 and 1994:

                                     1995                     1994
                            ------------------------   ----------------------
                              Assets     Accumulated   Assets     Accumulated
                              Exceed      Benefits     Exceed      Benefits
                           Accumulated     Exceed    Accumulated    Exceed
                             Benefits      Assets     Benefits      Assets
                            ----------- -----------  -----------  -----------

(in millions)
Actuarial present value
  of benefit obligation
  (measured as of September
  30):
  Vested benefit obligation   $(155.0)    $ (40.1)     $(148.5)    $ (33.2)
                              =======     =======      =======     =======
  Accumulated benefit
   obligation                  (162.1)      (46.2)      (149.9)      (34.8)
                              =======     =======      =======     =======
  Projected benefit
   obligation                  (189.5)      (49.5)      (175.5)      (38.3)
Plan assets at fair market
  value (measured as
  of September 30)              209.3        40.7        199.6        29.5
                              -------     -------      -------     -------
Plan assets in excess of
  (less than) projected
  benefit obligation             19.8        (8.8)        24.1        (8.8)
                              -------     -------      -------     -------
Unrecognized net asset at
  transition to SFAS No. 87      (3.2)       (0.4)        (3.8)       (0.1)
Unrecognized prior service
  cost                           13.9         5.7         15.7         4.8
Unrecognized net loss (gain)     (7.7)        2.6        (10.9)        1.0
Additional liability required
  to recognize minimum
  liability                       --         (5.7)         --         (2.9)
                              -------     -------      -------     -------
Prepaid (accrued) pension
  cost recognized on
  balance sheets              $  22.8     $  (6.6)     $  25.1     $  (6.0)
                              =======     =======      =======     =======

   The principal economic assumptions used in determining the above benefit obligations were: discount rates of 7.5 percent and 8.5 percent in 1995 and 1994, respectively, and rates of increase in future compensation levels of
5.0 percent and 6.0 percent, respectively.

COMPANY-SPONSORED DEFINED CONTRIBUTION PLANS. Substantially all U.S. salaried employees, certain U.S. hourly employees and certain Australian and Canadian employees participate in voluntary, contributory defined contribution plans to which the Company makes partial matching contributions. Company contributions to these plans amounted to $10.5 million, $9.7 million and $8.1 million in 1995, 1994 and 1993, respectively.

MULTI-EMPLOYER PENSION PLANS. The Company's subsidiaries participate in a number of multi-employer pension plans which provide benefits to certain unionized employee groups of the Company. Amounts contributed to the plans totaled $5.5 million, $4.8 million and $5.0 million in 1995, 1994 and 1993, respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, which among other items, required the Company to reflect in its financial statements estimates of future costs of medical and survivor benefits for certain retirees. Previously, the costs of the Company's retiree and survivor benefit programs were recognized in the financial statements on a cash accounting basis. The Company elected to recognize this change in accounting on the immediate recognition basis. The cumulative effect of adopting this change in accounting principle was an increase in accrued postretirement costs of $38.7 million, a decrease in deferred tax liabilities of $14.7 million and a decrease in net income of $24.0 million ($0.22 per share).
   The Company provides substantially all U.S. salaried employees who retired prior to July 1, 1989 and selected other employees in the U.S. and Canada with certain life and health care benefits. U.S. salaried employees retiring after July 1, 1989 generally are required to pay the full cost of these benefits. Eligibility for these benefits varies with the employee's classification prior to retirement. Benefits are provided through insurance contracts or welfare trust funds. The insurance plans generally are financed by monthly insurance premiums and are based upon the prior year's experience. Benefits paid from a welfare trust are financed by monthly deposits which approximate the amount of current claims and expenses. The Company has the right to modify or terminate these benefits.
   Net periodic cost of postretirement benefits other than pensions for 1995, 1994 and 1993 included the following components:

(in millions)                                        1995    1994   1993
                                                    ------  ------ ------
Service cost-benefits earned during the period $ 0.2 $ 0.3 $ 0.4 Interest cost on accumulated postretirement
  benefit obligation                                   2.2    2.2     2.9
Net amortization and deferral                         (0.7)   0.4      --
                                                    ------  -----  ------
Net periodic postretirement benefit cost            $  1.7  $ 2.9  $  3.3
                                                    ======  =====  ======

   The principal economic assumptions used in the determination of net periodic cost of postretirement benefits other than pensions included the following:

                                      1995           1994           1993
                                  ------------   ------------   ------------
Discount rate                         8.5%           7.0%           7.5%
Rate of increase
  in compensation levels              6.0%           4.5%           5.0%
Rate of increase in the
  per capita cost of covered      9.9% in 1995   10.3% in 1994  11.0% in 1993
  health care benefits             decreasing     decreasing     decreasing
                                    gradually      gradually      gradually
                                   to 6.5% by     to 5.0% by     to 5.5% by
                                  the year 2006  the year 2006  the year 2006

   The Company's postretirement health care and life plans are not funded. The unfunded status of the plans as of December 31, 1995 and 1994 was as follows:

(in millions)                                                1995    1994
                                                            ------  ------
Actuarial present value of accumulated postretirement
  benefit obligation:
      Retirees                                              $ 25.6  $ 22.1
      Fully eligible active plan participants                  0.5     1.0
      Other active plan participants                           3.0     3.3
                                                            ------  ------
       Total                                                  29.1    26.4
                                                            ------  ------
Plan assets at fair market value                                --      --
Accumulated postretirement benefit obligation in
  excess of plan assets                                       29.1    26.4
Unrecognized net gain                                          8.8    12.9
Unrecognized prior service cost                                0.2    (0.2)
                                                            ------  ------
Accrued postretirement benefit cost                         $ 38.1  $ 39.1
                                                            ======  ======

   The principal economic assumptions used in determining the above benefit obligations were as follows:

                                                  1995              1994
                                              ------------      ------------
Discount rate                                     7.5%              8.5%
Rate of increase in compensation levels           5.0%              6.0%
Rate of increase in the per capita cost       9.5% in 1996      9.9% in 1995
  of covered health care benefits              decreasing        decreasing
                                                gradually         gradually
                                               to 5.5% by        to 6.5% by
                                              the year 2006     the year 2006

   Increasing the assumed health care cost trend rate by 1 percentage point would have increased the accumulated postretirement benefit obligation at December 31, 1995 by $2.3 million and net periodic postretirement benefit cost for 1995 by $0.1 million.

MULTI-EMPLOYER POSTRETIREMENT MEDICAL AND LIFE INSURANCE. The Company's subsidiaries participate in a number of multiemployer plans which provide health care and survivor benefits to unionized employees during their working lives and after retirement. Portions of the benefit contributions, which cannot be disaggregated, related to postretirement benefits for plan participants. Total amounts charged against income and contributed to the plans (including benefit coverage during their working lives) amounted to $6.0 million, $5.5 million, and $5.4 million in 1995, 1994 and 1993, respectively.

7. LEASES

   At December 31, 1995, annual minimum rental payments under capital and operating leases that have initial noncancellable terms in excess of one year were as follows:
                                                       Capital   Operating
(in millions)                                          Leases    Leases
                                                       -------   --------
1996                                                   $  2.8    $  53.1
1997                                                      2.6       46.5
1998                                                      2.5       40.9
1999                                                      2.4       32.1
2000                                                      2.4       26.6
Thereafter                                               18.7      121.9
                                                       ------     ------
Total minimum lease payments                             31.4    $ 321.1
                                                                  ======
Less imputed interest                                    14.0
                                                       ------
Present value of minimum lease payments                $ 17.4
                                                       ======

   Minimum payments under operating leases have not been reduced by $127.7 million of sublease rental income which is due in the future under noncancellable subleases.
   Total rent expense applicable to operating leases amounted to $36.3 million, $33.2 million and $29.0 million in 1995, 1994 and 1993, respectively. These amounts have been reduced by sublease rental income of $22.2 million, $21.4 million and $21.2 million, respectively. A majority of the Company's leases provide that the Company pay taxes, maintenance, insurance and certain other operating expenses.

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

   Changes in options outstanding are summarized as follows:

                                                              Option Price
                                                Shares          per Share
                                              ----------   ------------------
Balance, January 1, 1993                      5,034,928    $ 6.937 -  $15.474
                                              ---------    ------------------
Granted                                         739,100     13.563
Exercised or surrendered for SARs              (210,243)     8.440 -   14.453
Recaptured or terminated                        (18,618)    11.750 -   14.453
                                              ---------    ------------------
Balance, December 31, 1993                    5,545,167      6.937 -   15.474
                                              ---------    ------------------
Granted                                         660,400     15.688 -   17.250
Exercised or surrendered for SARs              (496,240)    10.288 -   15.875
Recaptured or terminated                         (5,134)    13.563 -   15.688
                                              ---------    ------------------
Balance, December 31, 1994                    5,704,193      6.937 -   17.250
                                              ---------    ------------------
Granted                                         926,400     18.250 -   19.438
Exercised or surrendered for SARs            (1,014,328)     6.937 -   18.250
Recaptured or terminated                        (14,500)    12.875 -   18.250
                                              ---------    ------------------
Balance, December 31, 1995                    5,601,765    $10.288 -  $19.438
                                              =========    ==================

   At December 31, 1995, 3,989,066 shares were exercisable and 5,512,110 shares were available for future grants.
   The Company granted 98,900, 110,200 and 91,900 restricted shares of stock in 1995, 1994 and 1993, respectively, to key members of management under the Plan. At December 31, 1995, there were 191,640 restricted shares of stock outstanding under the Plan.

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

10.  SUPPLEMENTAL CASH FLOW INFORMATION

   Net cash provided by continuing operations reflects cash payments or cash receipts as follows:

(in millions)                                     1995      1994      1993
                                                 ------    ------    ------
Interest paid                                    $ 78.9    $ 61.0    $ 82.0
Interest received                                  (6.6)     (6.8)    (13.4)
Income taxes paid                                  99.3     115.4      75.2
Income tax refunds                                (26.4)     (8.6)      --

     Details of businesses acquired in purchase transactions in 1995 were as follows:

(in millions)                                                       1995
                                                                   ------
Fair value of assets acquired                                      $ 85.4
Liabilities assumed                                                 (13.0)
                                                                   ------
Cost of acquisition                                                  72.4
Notes issued to sellers                                              (7.4)
Common stock issued to sellers                                       (2.7)
Cash and cash equivalents acquired                                   (1.8)
                                                                   ------
Net cash paid for acquisitions                                     $ 60.5
                                                                   ======

   The Company acquired several companies in 1995, including a Pepsi-Cola franchise in Cedar Rapids, Iowa, a Hussmann equipment distributor in Chile, the remaining 50 percent interest in a refrigeration manufacturer and distributor in the United Kingdom, and 10 Midas muffler shops from a previous franchisee, at a total cost of $60.5 million. All such acquisitions were accounted for as purchases, and the operating results include such acquisitions from the dates of purchase. The effects of these acquisitions, had they been made as of January 1, 1995, would not have been significant to operating results.
   In 1995, the Company issued 126,700 shares of its common stock with a value of $2.7 million in connection with the acquisition of a group of Midas shops from the former franchisee.

11.  ENVIRONMENTAL AND OTHER CONTINGENCIES

   The Company is subject to certain indemnification obligations under agreements with previously sold subsidiaries for potential environmental liabilities. There is significant uncertainty in assessing the Company's share of the potential liability for such claims. The assessment and determination for cleanup at the various sites involved is inherently speculative during the early stages, and the Company's share of such costs is subject to various factors, including possible insurance recoveries and the allocation of liabilities among many other potentially responsible and financially viable parties.
   Using the latest evaluations from outside advisors and consultants, the Company believes that its potential environmental liabilities, before possible insurance recoveries, range from $20 million to $40 million, or possibly more. As a result of its continuing evaluation of potential exposure for environmental liabilities, the Company provided $46.8 million in 1994 through a charge to discontinued operations (see Note 2). At December 31, 1995, the Company had approximately $40 million accrued to cover these future potential liabilities.
   These estimated liabilities include expenses for the remediation of identified sites, payments to third parties for claims and expenses, and the expenses of on-going evaluation and litigation. The estimates are based upon current technology and remediation techniques, and do not take into consideration any inflationary trends upon such claims or expenses, nor do they reflect the possible benefits of continuing improvements in remediation methods. The accruals also do not provide for any claims for environmental liabilities or other potential issues which may be filed against the Company in the future.
   The Company also has other contingent liabilities from various pending claims and litigation on a number of matters, for which the ultimate liability for each claim, if any, cannot be determined. In the opinion of management, and based upon information currently available, the ultimate resolution of these claims and litigation, including potential environmental exposures, and considering amounts already accrued, will not have a material effect on the Company's financial condition or the results of operations. While additional claims and liabilities may develop and may result in additional charges to income, principally through discontinued operations, the Company does not believe that such charges, if any, would have a material effect upon the Company's financial condition or the results of operations.

12.  SEGMENT REPORTING

     The Company is engaged in three distinct businesses: Pepsi-Cola soft drinks and other beverages; Midas automotive services; and Hussmann refrigeration systems and equipment. Selected financial information related to these business segments is shown below:

                                             Sales & revenues              Operating income             Identifiable assets
                                       ----------------------------  ----------------------------  ----------------------------
(in millions)                            1995      1994      1993      1995      1994      1993      1995      1994      1993
                                       --------  --------  --------  --------  --------  --------  --------  --------  --------
Pepsi General                          $1,448.7  $1,256.1  $1,179.6  $  197.7  $  185.5  $  170.5  $1,034.9  $  892.8  $  843.6
Midas                                     576.1     543.2     503.6      82.5      75.2      67.1     440.8     406.9     386.9
Hussmann                                  921.7     859.5     846.5      78.7      82.5      83.6     540.1     492.0     487.4
Eliminations and other                     --        --        --        --        --        --       171.4     167.2     210.6
                                       --------  --------  --------  --------  --------  --------   -------  --------  --------
  Total before corporate
  administrative expenses              $2,946.5  $2,658.8  $2,529.7     358.9     343.2     321.2   2,187.2   1,958.9   1,928.5
                                       ========  ========  ========
Corporate administrative expenses                                       (16.6)    (16.4)    (15.9)
                                                                     --------  --------  --------
Total operating income                                                  342.3     326.8     305.3
Interest expense, net                                                   (68.2)    (64.7)    (83.4)
Other income (expense), net
  corporate assets                                                      (14.4)    (49.4)     (9.7)    176.1     176.5     174.7
                                                                     --------  --------  --------  --------  --------  --------
Pretax income/total assets                                           $  259.7  $  212.7  $  212.2  $2,363.3  $2,135.4  $2,103.2
                                                                     ========  ========  ========  ========  ========  ========

                                  Depreciation
                                      and                   Capital
                                 amortization             investments
                             --------------------    --------------------
(in millions)                  1995    1994   1993    1995    1994   1993
                              ------ ------  ------  ------  ------ ------
Pepsi General                $ 60.0  $ 53.7 $ 52.9   $110.4  $ 66.0 $ 45.0
Midas                          18.1    16.4   15.5     34.3    28.7   24.4
Hussmann                       19.6    17.3   16.5     29.3    32.7   19.2
Eliminations & other           10.6    10.6   10.6      0.8    --      0.1
                             ------  ------ ------   ------  ------ ------
  Total before corporate
  administrative expenses    $108.3  $ 98.0 $ 95.5   $174.8  $127.4 $ 88.7
                             ======  ====== ======   ======  ====== ======

Selected geographical information is presented below:

                                            Sales and revenues             Operating profit             Identifiable assets
                                       ----------------------------  ----------------------------  ----------------------------
(in millions)                            1995      1994      1993      1995      1994      1993      1995      1994      1993
                                       --------  --------  --------  --------  --------  --------  --------  --------  --------
United States                          $2,489.8  $2,236.3  $2,142.2  $  345.4  $  312.2  $  292.4  $1,783.3  $1,629.3  $1,613.9
Foreign                                   517.2     472.2     442.7      13.5      31.0      28.8     403.9     329.6     314.6
Eliminations                              (60.5)    (49.7)    (55.2)      --        --        --        --        --        --
                                       --------  --------  --------  --------  --------  --------  --------  --------  --------
  Total before corporate
  expenses/assets                      $2,946.5  $2,658.8  $2,529.7  $  358.9  $  343.2  $  321.2  $2,187.2  $1,958.9  $1,928.5
                                       ========  ========  ========  ========  ========  ========  ========  ========  ========

   Equity in net income and net assets of the Company's foreign operations amounted to $5.2 million and $215.5 million, respectively, in 1995, $16.7 million and $180.8 million in 1994, and $15.5 million and $157.2 million in 1993.
   Operating income is exclusive of net interest expense, corporate administrative expenses, equity in net income of affiliates, other miscellaneous income and expense items, and income taxes. Other expense, net in 1994 includes a $24.2 million unrealized loss on investment in Northfield Laboratories Inc. ("Northfield"). Foreign currency gains or losses were not significant. Sales between operating segments and between geographical areas were not significant. Export sales, sales to any single customer and sales to domestic or foreign governments were each less than ten percent of consolidated sales and revenues.
   Corporate assets are principally cash or cash equivalents, investments, and furniture and fixtures.

13.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

(in millions, except             First   Second   Third   Fourth     Full
per-share data)                 Quarter  Quarter Quarter  Quarter    Year
                               -------- -------- ------- --------  --------
1995:
From continuing operations:
Sales                           $594.4   $734.7   $827.1   $790.3   $2,946.5
----------------------------------------------------------------------------
Gross profit                     211.3    263.7    292.0    258.2    1,025.2
----------------------------------------------------------------------------
Income from continuing
  operations                      14.0     38.0     47.5     34.0      133.5
----------------------------------------------------------------------------
Income per share:
Continuing operations           $ 0.13   $ 0.36   $ 0.45   $ 0.32   $   1.26
----------------------------------------------------------------------------
Net income                      $ 0.13   $ 0.36   $ 0.45   $ 0.32   $   1.26
----------------------------------------------------------------------------
1994:
From continuing operations:
Sales                           $546.9   $673.5   $741.3   $697.1   $2,658.8
----------------------------------------------------------------------------
Gross profit                     193.0    248.7    269.3    243.1      954.1
----------------------------------------------------------------------------
Income from continuing
  operations                       9.8     35.8     29.0     31.8      106.4
----------------------------------------------------------------------------
Income per share:
Continuing operations           $ 0.09   $ 0.34   $ 0.27   $ 0.30   $   1.00
----------------------------------------------------------------------------
Net income                      $ 0.09   $ 0.34   $ 0.27   $ 0.27   $   0.97
----------------------------------------------------------------------------

   At the end of the third quarter of 1994, the Company adjusted its investment in Northfield to reflect the then current market value. The market value of the Northfield investment, based upon quoted market prices at that time, was lower than the purchase cost by $24.2 million. This unrealized loss, after reflecting deferred tax benefits of $8.7 million, resulted in a non-cash charge to income of $15.5 million, or $0.15 per share.
   By year-end 1994, the market value had recovered by $2.1 million. During 1995, the market value of Northfield increased another $13.0 million. Such unrealized gains have been credited, on after-tax bases, to shareholders' equity in 1994 and 1995, respectively.

Whitman Corporation
SELECTED FINANCIAL DATA

For the years ended December 31
(dollars in millions except per share)                       1995        1994       1993       1992       1991       1990(B)
                                                           --------    --------   --------   --------   --------    --------
OPERATING RESULTS:
Sales and revenues:
      Pepsi General                                         $1,448.7   $1,256.1   $1,179.6   $ 1,111.2   $1,121.9   $1,041.2
      Midas                                                    576.1      543.2      503.6       485.6      476.0      476.4
      Hussmann                                                 921.7      859.5      846.5       791.2      795.4      787.4
                                                            --------   --------   --------   ---------   --------   --------
        Total                                               $2,946.5   $2,658.8   $2,529.7   $ 2,388.0   $2,393.3   $2,305.0
                                                            ========   ========   ========   =========   ========   ========
Operating income:
      Pepsi General                                         $  197.7   $  185.5   $  170.5   $   139.0   $  144.7   $  117.5
      Midas                                                     82.5       75.2       67.1        73.1       76.4       66.7
      Hussmann                                                  78.7       82.5       83.6        76.8       66.1       35.2
      Corporate administrative expenses                        (16.6)     (16.4)     (15.9)      (14.5)     (15.4)    (157.8)
                                                            --------   --------   --------   ---------   --------   --------
        Total operating income                                 342.3      326.8      305.3       274.4      271.8       61.6
Interest expense, net                                          (68.2)     (64.7)     (83.4)      (88.7)    (114.2)     (96.2)
Other income (expense), net                                    (14.4)     (49.4)(A)   (9.7)      (15.1)       4.1       (4.4)
                                                            --------   --------   --------   ---------   --------   --------
        Income (loss) before income taxes                      259.7      212.7      212.2       170.6      161.7      (39.0)
Income tax provision (benefit)                                 107.4       88.1       90.7        68.5       70.3      (17.9)
Minority interest                                               18.8       18.2       15.1        10.0       11.0       10.2
                                                            --------   --------   --------   ---------   --------   --------
Income (loss) from continuing operations                       133.5      106.4      106.4        92.1       80.4      (31.3)
Income (loss) from discontinued operations                      --         (3.2)      --         (32.3)      17.2       50.6
Extraordinary loss on early debt retirement                     --         --         (4.2)       --         --          --
Cumulative effect of accounting change                          --         --        (24.0)       --         --          --
                                                            --------   --------   --------   ---------   --------   --------
Net income                                                     133.5      103.2       78.2        59.8       97.6       19.3
Preferred dividends requirement                                 --         --         --          --         --         38.6
                                                            --------   --------   --------   ---------   --------   --------
Income (loss) applicable to common stock                    $  133.5   $  103.2   $   78.2   $    59.8   $   97.6      (19.3)
                                                            ========   ========   ========   =========   ========   ========
NET INCOME (LOSS) PER SHARE:
From continuing operations                                  $   1.26   $   1.00   $   0.99   $   0.86    $   0.76   $  (0.68)
From discontinued operations                                    --        (0.03)      --        (0.30)       0.16       0.49
Extraordinary loss on early debt retirement                 $   --         --        (0.04)       --         --          --
Cumulative effect of accounting change                          --         --        (0.22)       --         --          --
                                                            --------   --------   --------   --------    --------   --------
        Net income (loss)                                   $   1.26   $   0.97   $   0.73   $   0.56    $   0.92   $  (0.19)
                                                            ========   ========   ========   ========    ========   ========
Average shares (in millions)                                   106.2      106.2      107.5       107.2      105.9      102.8
                                                            ========   ========   ========   ========    ========   ========
Cash dividends per common share                             $   0.37   $   0.33   $   0.29   $   0.255   $  0.445   $   1.05
                                                            ========   ========   ========   ========    ========   ========
OTHER STATISTICS:
Total assets                                                $2,363.3   $2,135.4   $2,103.2   $ 2,062.8   $2,123.0   $3,347.3
Long-term debt                                              $  828.2   $  723.0   $  749.3   $   791.8   $  895.9   $1,643.4
Capital investments                                         $  174.8   $  127.4   $   88.7   $    79.2   $   79.2   $   96.4
Depreciation and amortization                               $  108.3   $   98.0   $   95.5   $    93.5   $   86.6   $   84.3
Number of employees at December 31                            16,841     15,271     14,868      14,374     14,703     15,129

(A) Includes a $24.2 million unrealized loss on investment in Northfield Laboratories Inc.
(B) Included in the 1990 operating results were costs associated with a restructuring charge of $15.1 million at Pepsi General, $10.9 million at Midas, $10.5 million at Hussmann, and $134.3 million at the Whitman corporate office.


                      WHITMAN CORPORATION AND SUBSIDIARIES

                                    EXHIBITS

                  FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                      FISCAL YEAR ENDED DECEMBER 31, 1995

                                 EXHIBIT INDEX

Exhibit
  No.       Description of Exhibit
------- ------------------------------

(3)a+ Certificate of Incorporation as Restated April 30, 1987, and subsequently amended through June 24, 1992.
(3)b@   By-Laws, as Amended July 17, 1989.
(4)# Indenture dated as of January 15, 1993, between Whitman Corporation and The First National Bank of Chicago, Trustee. The Registrant will furnish to the Securities and Exchange Commission, upon request, copies of the forms of the debt securities issued from time to time pursuant to the Indenture dated as of January 15, 1993.
(10)a# **1982 Stock Option, Restricted Stock Award and Performance Award Plan (as amended through June 16, 1989).
(10)b# **Amendment No. 2 to 1982 Stock Option, Restricted Stock Award and Performance Award Plan made as of September 1, 1992.
(10)c#  **Form of Nonqualified Stock Option Agreement.
(10)d# **Amendment to 1982 Stock Option, Stock Award and Performance Award Plan made as of February 19, 1993.
(10)e   **Form of Change in Control Agreement dated November 17, 1995.
(10)g#  **Management Incentive Compensation Plan.
(10)h#  **Long Term Performance Compensation Program.
(10)i& **Whitman Corporation Executive Retirement Plan, as Amended and Restated Effective January 1, 1995.
(10)j& **Hussmann Corporation Executive Retirement Plan, as Amended and Restated Effective January 1, 1995.
(10)k&  **Midas International Corporation Executive Retirement Plan, as
        Amended and Restated Effective January 1,        1995.
(10)l&  **Pepsi-Cola General Bottlers, Inc. Executive Retirement Plan, as
        Amended and Restated Effective January 1,        1995.
(10)m#  **Deferred Compensation Plan for Directors, as Amended November 18,
        1988.
(10)n#  **Director Emeritus Program, as amended through February 16, 1990.
(10)o*  **Form of Restricted Stock Award Agreement.
(12)    Statement of Calculation of Ratio of Earnings to Fixed Charges.
(21)    Subsidiaries of the Registrant..
(24)    Powers of Attorney.

Exhibit Reference Explanations
------------------------------
** Exhibit constitutes a management contract or compensatory plan, contract or arrangement described under Item 601(b) (10) (iii) (A) of Regulation S-K.
+ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 as Exhibit 3.
@      Incorporated by reference to the Registrant's Annual Report on Form
       10-K for the year ended December 31, 1989 as     Exhibit 3.
# Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 under the indicated Exhibit number.
* Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 as Exhibit (10)p
& Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 under the indicated Exhibit number.