Form 10-Q
period 1996-03-31
WHITMAN CORP
filed 1996-05-13
CIK 49573

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q
(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1996

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

       Registrant s telephone number, including area code (847) 818-5000


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

As of April 30, 1996, the Registrant had 105,453,157 outstanding shares (excluding treasury shares) of common stock, no par value.



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



                                                       Quarter Ended
                                                         March 31,
                                                    ------------------
                                                      1996      1995
                                                    --------  --------
                                                   (in millions, except
                                                      per-share data)


Sales and Revenues                                  $ 657.9   $ 594.4
Cost of Goods Sold                                    428.6     383.1
                                                    -------   -------
Gross Profit                                          229.3     211.3
Selling, General and Administrative Expenses          171.3     157.8
Amortization Expense                                    5.0       4.4
                                                    -------   -------
Operating Income                                       53.0      49.1

Interest Expense                                      (17.4)    (17.3)
Interest Income                                         1.7       1.3
Other Expense, Net                                     (4.0)     (2.9)
                                                    -------   -------
Income Before Income Taxes                             33.3      30.2

Provision for Income Taxes                             14.0      13.0
                                                    -------   -------
Income Before Minority Interest                        19.3      17.2
Minority Interest                                       3.3       3.2
                                                    -------   -------
Net Income                                          $  16.0   $  14.0
                                                    =======   =======
Average Number of Common Shares Outstanding           107.1     105.9
                                                    =======   =======
Net Income per Common Share                         $  0.15   $  0.13
                                                    =======   =======
Cash Dividends per Common Share                     $ 0.095   $ 0.085
                                                    =======   =======


See accompanying notes to condensed consolidated financial statements.


                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                             March 31,    December 31,
                                               1996           1995
                                           ------------   ------------
                                                   (in millions)

ASSETS:
Current Assets:
Cash and Cash Equivalents                    $  73.0        $  53.3
Receivables                                    341.8          378.5
Inventories                                    273.8          267.1
Other Current Assets                            65.5           62.2
                                            --------       --------
  Total Current Assets                         754.1          761.1
                                            --------       --------
Investments                                    256.0          253.7
Property (at Cost)                           1,365.6        1,356.8
Accumulated Depreciation and Amortization     (669.9)        (659.3)
                                            --------       --------
Net Property                                   695.7          697.5
                                            --------       --------
Intangible Assets, Net                         564.2          568.8
Other Assets                                    81.3           82.2
                                            --------       --------
Total Assets                                $2,351.3       $2,363.3
                                            ========       ========

LIABILITIES AND SHAREHOLDERS  EQUITY:
Current Liabilities:
Short-Term Debt, Including Current Portion
 of Long-Term Debt                          $   94.2       $   93.8
Accounts and Dividends Payable                 244.7          248.6
Other Current Liabilities                      157.3          165.2
                                            --------       --------
  Total Current Liabilities                    496.2          507.6
                                            --------       --------
Long-Term Debt                                 820.3          828.2
Deferred Income Taxes                           35.6           33.4
Other Liabilities                              135.1          141.0
Minority Interest                              227.6          225.3
Shareholders  Equity:
Common Stock (No par, 250.0 million
  shares authorized; 105.6 million shares
  outstanding at March 31, 1996 and 105.2
  million shares outstanding at
  December 31, 1995)                           435.8          427.8
Retained Income                                343.0          336.6
Cumulative Translation Adjustment              (82.2)         (80.3)
Unrealized Investment Gain                       9.7            9.7
Treasury Common Stock                          (69.8)         (66.0)
                                            --------       --------
  Total Shareholders  Equity                   636.5          627.8
                                            --------       --------
Total Liabilities and Shareholders  Equity  $2,351.3       $2,363.3
                                            ========       ========


See accompanying notes to condensed consolidated financial statements.


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                     Quarter Ended
                                                       March 31,
                                                  ------------------
                                                    1996      1995
                                                  --------  --------
(in millions)

Cash Flows from Operating Activities:
Income                                            $  16.0   $  14.0
Adjustments to Reconcile to Net Cash Provided
by Operating Activities:
  Depreciation and Amortization                      29.5      26.0
  Other                                               2.3       0.9
Changes  in Assets and Liabilities, Net of
Acquisitions:
  Decrease in Receivables                            36.7      59.9
  Increase in Inventories                            (7.0)    (34.1)
  Increase (Decrease) in Payables                    (3.9)      7.5
  Net  Change in Other Assets and Liabilities        (9.6)    (16.8)
                                                  -------   -------
Net Cash Provided by Continuing Operations           64.0      57.4
Net Cash Used in Discontinued Operations             (5.5)     (1.9)
                                                  -------   -------
  Net Cash Provided by Operating Activities          58.5      55.5
                                                  -------   -------
Cash Flows from Investing Activities:
Capital Investments, Net                            (24.2)    (40.4)
Acquisitions and Joint Ventures                      (7.2)       --
Purchases of Investments                            (33.0)    (94.5)
Proceeds from Sale of Investments                    38.1     107.7
                                                  -------   -------
  Net Cash Used in Investing Activities             (26.3)    (27.2)
                                                  -------   -------
Cash Flows from Financing Activities:
Proceeds  from Issuance of Long-Term Debt              --     149.0
Repayment of Long-Term Debt                          (0.9)    (92.2)
Net Repayment of Bank Lines of Credit and
  Commercial Paper                                   (6.0)    (41.1)
Increase in Current Debt                              0.4        --
Common Dividends                                    (10.0)     (8.9)
Treasury Stock Purchases                             (4.2)     (5.1)
Issuance of Common Stock                              8.4       2.5
                                                  -------   -------
  Net Cash Provided By (Used in) Financing
  Activities                                        (12.3)      4.2
                                                  -------   -------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                   (0.2)     (2.3)
                                                  -------   -------
Change in Cash and Cash Equivalents                  19.7      30.2
Cash and Cash Equivalents at January 1               53.3      71.3
                                                  -------   -------
Cash and Cash Equivalents at March 31             $  73.0   $ 101.5
                                                  =======   =======


     See accompanying notes to condensed consolidated financial statements.



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Registrant believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods presented.

2. Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows:

                                             Three Months Ended
                                                  March 31,
                                             ------------------
                                               1996      1995
                                             --------  --------
                                                (in millions)

              Interest Paid                  $  24.1   $  31.0
              Interest Received                  1.6       1.5
              Income Taxes Paid                  1.3       3.9

3. As of March 31, 1996, the components of inventory were approximately: raw materials and supplies -- 31.6 percent; work in process -- 19.0 percent; and finished goods -- 49.4 percent.



Item 2. Management s Discussion and Analysis of Financial Condition and Results of Operations.

                        LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1996, the Registrant had cash and cash equivalents of $73.0 million, compared with $53.3 million at December 31, 1995. The increase in cash during the first three months of 1996 principally resulted from cash from operations and the issuance of common stock, partially offset by capital expenditures, investments in joint ventures, repayment of debt, dividends, and treasury stock purchases.

    Cash from operations amounted to $58.5 million in the first three months of 1996, compared with $55.5 million in the first three months of 1995. The increase principally resulted from higher income and a smaller increase in inventories, partially offset by lower receivable collections and higher payable disbursements. The receivable collections in 1995 included a $25.4 million tax refund. Cash provided by operations, together with the cash received from the issuance of common stock, was used primarily for capital expenditures, investments in joint ventures, repayment of debt, dividends, and treasury stock purchases.

    Cash used in investing activities was $26.3 million in the first three months of 1996, compared with $27.2 million for the same period of 1995. Net capital investments decreased by $16.2 million to $24.2 million, with the decrease reflecting, among other things, lower capital spending for Pepsi General's distribution facilities in Poland. The decreased need for net capital investments during the first three months of 1996 was partially offset by the Registrant's investment of an additional $7.2 million in the Pepsi-Cola bottling facility joint venture in Poland. For the first three months of 1996, proceeds from the sale of investments of $38.1 million were used primarily to purchase new investments of $33.0 million. Purchases of and proceeds from the sale of investments principally related to the Registrant's insurance subsidiary. A substantial portion of these purchases and sales of such investments represent reinvestment of assets as the investments mature.

    In the first three months of 1996, the Registrant had repayments of long term debt and net repayments of bank lines and commercial paper of $6.9 million. The Registrant's total debt declined to $914.5 million at March 31, 1996, down from $922.0 million at December 31, 1995. Proceeds of $8.4 million were received from the issuance of common stock, principally from stock option exercises.

    The Registrant had contractual bank lines of credit of $300.0 million and also maintained a $200.0 million commercial paper program at March 31, 1996, unchanged from December 31, 1995. Borrowings under these programs were $9.0 million and $15.0 million at March 31, 1996 and December 31, 1995, respectively.

                             RESULTS OF OPERATIONS
              1996 FIRST QUARTER COMPARED WITH 1995 FIRST QUARTER

    Sales and revenues increased 10.7 percent to $657.9 million in the first quarter of 1996, with revenue increases reported by each of the Registrant's three major subsidiaries, as summarized below:


                                                Quarter Ended
                                                  March 31,
                                              ----------------       %
                                               1996      1995     Change
                                              ------    ------    ------
                                                (in millions)

    Pepsi General                            $ 332.7   $ 298.7     11.4
    Midas                                      130.6     127.0      2.8
    Hussmann                                   194.6     168.7     15.4
                                             -------   -------
    Total Sales and Revenues                 $ 657.9   $ 594.4     10.7
                                             =======   =======

    Pepsi General's revenues increased $34.0 million, including a $9.2 million sales increase in Poland. The increase in Pepsi General's revenues also reflected improved product demand in the United States and higher selling prices. Domestic unit case volume increased 6.5 percent over the first quarter of 1995, with 2.1 percent of the increase coming from the Cedar Rapids, Iowa franchise acquired in July, 1995. The average net selling price per case increased approximately 2 percent over the first quarter of 1995. Midas' revenues increased $3.6 million, primarily due to higher revenues in Canada and France, partially offset by weaker sales in the United States due to the harsh winter weather. Hussmann's revenues increased $25.9 million, resulting from stronger sales in the United States, as well as from acquisitions in China, Chile and the U.K. These improvements were partially offset by lower sales in Europe and Mexico.
The Mexico decrease was due to the continuing softness in the Mexican economy, as well as lower exchange rates.

    Gross profit improved 8.5 percent to $229.3 million, primarily due to the increase in sales. Gross profit margins declined to 34.9 percent from
35.5 percent, principally reflecting higher packaging costs at Pepsi
General.

    Selling, general and administrative (S,G&A) expenses increased $13.5 million, or 8.6 percent, with the increase reflecting the effects of higher sales volumes, start-up costs in Poland, as well as inflationary cost increases. S,G&A expenses represented 26.0 percent of sales in the first quarter of 1996, down 0.5 percentage points from the same period last year. The increase in amortization expense was related to recent acquisitions.

    Operating income increased $3.9 million, or 7.9 percent, to $53.0 million in the first quarter of 1996, with increased operating performances reported by each of the Registrant's three major subsidiaries.

    Operating income for the Registrant's three major subsidiaries and corporate administrative expenses are summarized below:

                                                Quarter Ended
                                                  March 31,
                                              ----------------       %
                                               1996      1995     Change
                                              ------    ------    ------
                                                (in millions)

    Pepsi General                            $  38.1   $  36.3      5.0
    Midas                                       11.5      10.9      5.5
    Hussmann                                     8.0       6.2     29.0
                                             -------   -------
    Subsidiary Operating Income                 57.6      53.4      7.9
    Corporate Administrative Expenses           (4.6)     (4.3)     7.0
                                             -------   -------
    Total Operating Income                   $  53.0   $  49.1      7.9
                                             =======   =======

    In the first quarter of 1996, Pepsi General had record operating earnings of $38.1 million, primarily reflecting the benefits of higher volumes and selling prices. Pepsi General's results included $4.3 million in operating losses from its operations in Poland, compared with operating losses of $2.2 million for the same period of 1995. Excluding the operating losses in Poland, Pepsi General's operating income increased 10.1 percent. Midas reported operating earnings of $11.5 million, up $0.6 million, or 5.5 percent, from last year, primarily reflecting the benefits from higher revenues in Canada and France, partially offset by weaker results in the
United States due to the harsh winter weather.   Hussmann reported
operating earnings of $8.0 million, up $1.8 million, or 29.0 percent, from
last year.   The increase primarily resulted from stronger sales in the
United States, partially offset by the effects of lower sales in Europe and Mexico.

    Net interest expense decreased to $15.7 million in the first quarter of 1996 from $16.0 million in the first quarter of 1995, resulting from increased interest income and lower weighted average interest rates offset by higher debt levels. The increase in total debt to $914.5 million at March 31, 1996 from $828.6 million at March 31, 1995 principally resulted from capital spending, investments in new companies and joint ventures, higher working capital requirements, and treasury stock purchases.

    Other expense, net, increased $1.1 million to $4.0 million in the
first quarter of 1996.   The increase primarily reflects variances in
foreign currency gains and losses. Gains and losses from asset sales were not significant in the first three months of 1996 or 1995.


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

    Exhibit 12.  Statement of Calculation of Ratio of Earnings to Fixed
    Charges.

    (b)  Reports on Form 8-K.

    None filed during the first quarter ended March 31, 1996.


                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 WHITMAN CORPORATION




Date:  May 10, 1996              By:  /s/ FRANK T. WESTOVER
                                      -----------------------------------
                                      Frank T. Westover
                                      Senior Vice President and Controller
                                      (As Chief Accounting Officer and
                                      Duly Authorized Officer of Whitman
                                      Corporation)