Form 10-Q
period 1996-06-30
WHITMAN CORP
filed 1996-08-12
CIK 49573

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-Q
(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- --- EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1996

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- --- EXCHANGE ACT OF 1934

    For the transition period from          to
                                     -------    -------

                    Commission File Number 001-04710
                                           ----------

                            WHITMAN CORPORATION
          (Exact name of registrant as specified in its charter)


           Delaware                                  36-6076573
- -------------------------------                ----------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                 Identification Number)

3501 Algonquin Road, Rolling Meadows, Illinois          60008
- ----------------------------------------------        ----------
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

                                             YES   X         NO
                                                 ----           ----

As of July 31, 1996, the Registrant had 105,120,116 outstanding shares (excluding treasury shares) of common stock, no par value, the Registrant s only class of common stock.


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

PART II OTHER INFORMATION
        Item 4.  Submission of Matters to a Vote of Security Holders
        Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE


               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

                                           Quarter           Six Months
                                            Ended              Ended
                                            June 30,          June 30,
                                       ----------------    ----------------
                                        1996      1995      1996      1995
                                       ------    ------    ------    ------
                                    (in millions, except per-share data)

Sales and Revenues                   $  772.2  $  734.7   $1,430.1  $1,329.1
Cost of Goods Sold                      489.7     471.0      918.3     854.1
                                     --------  --------   --------  --------
  Gross Profit                          282.5     263.7      511.8     475.0
Selling, General and Administrative
  Expenses                              175.6     164.4      346.9     322.2
Amortization Expense                      5.0       4.5       10.0       8.9
                                     --------  --------   --------  --------
  Operating Income                      101.9      94.8      154.9     143.9

Interest Expense                        (18.3)    (19.2)     (35.7)    (36.5)
Interest Income                           1.4       1.6        3.1       2.9
Other Expense, Net                       (4.7)     (4.1)      (8.7)     (7.0)
                                     --------  --------   --------  --------
  Income Before Income Taxes             80.3      73.1      113.6     103.3

Provision for Income Taxes               33.1      30.1       47.1      43.1
                                     --------  --------   --------  --------
  Income Before Minority Interest        47.2      43.0       66.5      60.2

Minority Interest                         5.5       5.0        8.8       8.2
                                     --------  --------   --------  --------

Net Income                           $   41.7  $   38.0   $   57.7  $   52.0
                                     ========  ========   ========  ========

Average Number of Common Shares
  Outstanding                           107.3     106.0      107.2     106.0
                                     ========  ========   ========  ========

Net Income per Common Share          $   0.39  $   0.36   $   0.54  $   0.49
                                     ========  ========   ========  ========

Cash Dividends per Common Share      $  0.105  $  0.095   $   0.20  $   0.18
                                     ========  ========   ========  ========


See accompanying notes to condensed consolidated financial statements.


                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                                   June 30,      December 31,
                                                     1996            1995
                                                 ------------    ------------
                                                        (in millions)
ASSETS:
Current Assets:
  Cash and Cash Equivalents                        $   65.9        $   53.3
  Receivables                                         380.6           378.5
  Inventories                                         302.9           267.1
  Other Current Assets                                 56.7            62.2
                                                   --------        --------
  Total Current Assets                                806.1           761.1
                                                   --------        --------
Investments                                           257.2           253.7
Property (at Cost)                                  1,391.6         1,356.8
Accumulated Depreciation and Amortization            (685.9)         (659.3)
                                                   --------        --------
  Net Property                                        705.7           697.5
                                                   --------        --------
Intangible Assets                                     560.0           568.8
Other Assets                                           80.3            82.2
                                                   --------        --------

  Total Assets                                     $2,409.3        $2,363.3
                                                   ========        ========

LIABILITIES AND SHAREHOLDERS  EQUITY:
Current Liabilities:
  Short-Term Debt, Including Current
    Portion of Long-Term Debt                      $  103.4        $   93.8
  Accounts and Dividends Payable                      271.2           248.6
  Other Current Liabilities                           157.4           165.2
                                                   --------        --------
    Total Current Liabilities                         532.0           507.6
                                                   --------        --------
Long-Term Debt                                        827.8           828.2
Deferred Income Taxes                                  37.7            33.4
Other Liabilities                                     133.4           141.0
Minority Interest                                     231.9           225.3
Shareholders  Equity:
  Common Stock (No par, 250.0 million shares
    authorized; 105.5 million shares outstanding
    at June 30, 1996 and 105.2 million shares
    outstanding at December 31, 1995)                 447.4           427.8
  Retained Income                                     367.4           336.6
  Cumulative Translation Adjustment                   (83.4)          (80.3)
  Unrealized Investment Gain                            4.4             9.7
  Treasury Common Stock                               (89.3)          (66.0)
                                                   --------        --------

    Total Shareholders  Equity                        646.5           627.8
                                                   --------        --------

Total Liabilities and Shareholders  Equity         $2,409.3        $2,363.3
                                                   ========        ========


See accompanying notes to condensed consolidated financial statements.


             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                      Six Months Ended
                                                          June 30,
                                                    ----------------------
                                                     1996            1995
                                                    -------        -------
                                                        (in millions)

Cash Flows from Operating Activities:
Net Income                                          $  57.7        $  52.0
Adjustments to Reconcile to Net Cash Provided
by Operating Activities:
  Depreciation and Amortization                        59.0           53.2
  Other                                                 6.6            5.6
Changes  in Assets and Liabilities, Net of
Acquisitions:
  Decrease in Receivables                               1.6           23.0
  Increase in Inventories                             (36.2)         (57.2)
  Increase in Payables                                 22.6           29.9
  Net  Change in Other Assets and Liabilities           5.2          (20.4)
                                                   --------       --------
Net Cash Provided by Continuing Operations            116.5           86.1
Net Cash Used in Discontinued Operations               (9.1)          (3.4)
                                                   --------       --------
  Net Cash Provided by Operating Activities           107.4           82.7
                                                   --------       --------
Cash Flows from Investing Activities:
Capital Investments, Net                              (61.1)         (89.3)
Acquisitions and Joint Ventures                       (21.6)         (17.9)
Purchase of Investments                               (65.1)        (160.5)
Proceeds from Sale of Investments                      74.1          159.6
                                                   --------       --------
  Net Cash Used in Investing Activities               (73.7)        (108.1)
                                                   --------       --------
Cash Flows from Financing Activities:
Proceeds  from Issuance of Long-Term Debt              --            249.7
Repayment of Long-Term Debt                            (0.9)        (126.2)
Net Borrowings from (Repayment of) Bank
  Lines of Credit and Commercial Paper                  1.8          (22.5)
Increase in Current Debt                                9.6           --
Common Dividends                                      (21.1)         (18.9)
Treasury Stock Purchases                              (23.1)         (12.9)
Issuance of Common Stock                               12.5            3.2
                                                   --------       --------
  Net Cash Provided by (Used in) Financing
  Activities                                          (21.2)          72.4
                                                   --------       --------

Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                      0.1           (2.0)
                                                   --------       --------
Change in Cash and Cash Equivalents                    12.6           45.0
Cash and Cash Equivalents at January 1                 53.3           71.3
                                                   --------       --------
Cash and Cash Equivalents at June 30               $   65.9       $  116.3
                                                   ========       ========



See accompanying notes to condensed consolidated financial statements.


           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Registrant believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant s Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods presented.

2. Net cash provided by operating activities reflected cash payments or receipts for interest and income taxes as follows:

                                              Six Months Ended
                                                  June 30,
                                               1996     1995
                                              ------   ------
                                              (in millions)

    Interest Paid                             $ 35.6   $ 42.0
    Interest Received                            2.3      2.9
    Income Taxes Paid                           29.4     32.6

3. As of June 30, 1996, the components of inventory were approximately: raw materials and supplies -- 30.7 percent; work in process - 18.7 percent; and finished goods -- 50.6 percent.


Item 2. Management s Discussion and Analysis of Financial Condition and Results of Operations.

                     LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1996, the Registrant had cash and cash equivalents of $65.9 million, compared with $53.3 million at December 31, 1995. The increase in cash during the first six months of 1996 principally resulted from an increase in cash flow from operations and the issuance of additional common stock (principally from stock option exercises), partially offset by capital expenditures, investments in joint ventures, dividends, and treasury stock purchases.

    Cash flow from operations amounted to $107.4 million for the first six months of 1996, compared with $82.7 million in the first six months of 1995.  The increase principally resulted from higher net income and various changes in other assets and liabilities, offset by an increased investment in primary working capital (receivables, inventories, less
payables).   The change in primary working capital during the first half of 1995 included the receipt of a $25.4 million income tax refund. There were no significant changes in any individual other asset and liability accounts.

    Cash used in investing activities totaled $73.7 million in the first six months of 1996, compared with $108.1 million for the same period of 1995. Net capital expenditures declined by $28.2 million to $61.1 million, with the reduction reflecting, among other factors, lower capital spending for Pepsi General's distribution facilities in Poland. During the first six months of 1996, Pepsi General increased its investment in the manufacturing joint venture in Poland by an additional $21.6 million. For the first six months of 1996, proceeds from the sale of investments of $74.1 million were used primarily to purchase new investments of $65.1 million. Purchases of and proceeds from the sale of investments principally related to the Registrant's insurance subsidiary. A substantial portion of these purchases and sales of such investments represent reinvestment of assets as the investments mature.

    In the first six months of 1996, short term debt and net borrowings from bank lines and commercial paper increased $11.4 million, offset slightly by repayments of long term debt. The Registrant's total debt increased to $931.2 million at June 30, 1996, up from $922.0 million at December 31, 1995.

    At June 30, 1996, the Registrant had contractual bank lines of credit of $300.0 million and also maintained a $200.0 million commercial paper program, which was unchanged from December 31, 1995. Borrowings under these programs totaled $16.8 million and $15.0 million at June 30, 1996 and December 31, 1995, respectively.


                          RESULTS OF OPERATIONS
          1996 SECOND QUARTER COMPARED WITH 1995 SECOND QUARTER


    Sales and revenues increased 5.1 percent to $772.2 million in the second quarter of 1996, with revenue increases reported by each of the Registrant's three major subsidiaries, as summarized below:

                                            Quarter Ended
                                            June 30,
                                      --------------------    %
                                        1996        1995    Change
                                      -------      -------  ------
                                          (in millions)

    Pepsi General                     $ 384.5      $ 360.2    6.7
    Midas                               161.7        153.9    5.1
    Hussmann                            226.0        220.6    2.4
                                      -------      -------
    Total Sales and Revenues          $ 772.2      $ 734.7    5.1
                                      =======      =======

    Pepsi General's revenues increased $24.3 million, including a $5.0 million sales increase in Poland. The increase in Pepsi General's revenues in the U.S. reflected improved product demand while selling prices remained essentially unchanged. Domestic unit case volume increased 5.2 percent over the second quarter of 1995, with 2.0 percent of the improvement resulting from the Cedar Rapids, Iowa franchise acquired in July, 1995. The cold, wet spring weather kept domestic volume increases moderate. Midas' revenues increased $7.8 million, principally in Europe and the U.S., partially offset by lower revenues in Australia due to a decline in the number of company-owned shops. Hussmann's revenues increased $5.4 million, primarily resulting from strong demand in the United States, offset partially by softness in the U.K. where new supermarket construction has been adversely affected by efforts to restrict urban development.

    Gross profit improved 7.1 percent to $282.5 million, primarily reflecting the increase in sales. Gross profit margins increased to
36.6 percent from 35.9 percent, primarily at Pepsi General, reflecting lower packaging and sweetener costs.

    Selling, general and administrative (S,G&A) expenses increased $11.2 million, or 6.8 percent, with the increase reflecting the effects of higher sales volumes and inflationary cost increases. S,G&A expenses represented 22.7 percent of sales in the second quarter of 1996, up 0.3 percentage points from the same period last year. The increase in amortization expense was related to recent acquisitions.

    Operating income increased $7.1 million, or 7.5 percent, to $101.9 million in the second quarter of 1996 with increases being reported by each of the Registrant's three major subsidiaries. Operating income for the Registrant's three major subsidiaries and corporate administrative expenses are summarized below:


                                         Quarter Ended
                                            June 30,
                                       ------------------         %
                                         1996      1995        Change
                                       --------  --------     --------
                                          (in millions)

   Pepsi General                        $ 57.2    $ 53.2         7.5
   Midas                                  27.2      26.4         3.0
   Hussmann                               21.8      19.6        11.2
                                       -------   -------
   Subsidiary Operating Income           106.2      99.2         7.1
   Corporate Administrative Expenses      (4.3)     (4.4)       (2.3)
                                       -------   -------

   Total Operating Income               $101.9    $ 94.8         7.5
                                       =======   =======


    Pepsi General's increased operating earnings primarily reflected the benefits of higher volumes and favorable variable costs in the U.S.
Pepsi General's results included $3.4 million in operating losses from its operations in Poland, compared with a loss of $3.0 million in the second quarter of 1995. The lower results in Poland reflected a continuing high level of costs associated with the start-up and expansion
of operations.   Excluding the operating losses in Poland, Pepsi
General's operating income increased 7.7 percent. Midas reported operating income of $27.2 million, up $0.8 million or 3.0 percent from last year, primarily reflecting the effects of higher revenues in Europe and improved results from company-owned shops in Canada, partially offset by lower results in the United States. Midas' domestic revenue growth during the second quarter was primarily from brake and other non-exhaust services, which typically carry lower margins than the exhaust business. Hussmann reported operating earnings of $21.8 million, up $2.2 million or
11.2 percent from last year, primarily resulting from stronger sales in the United States, offset by the effects of lower sales in the U.K.

    Net interest expense declined to $16.9 million in the second quarter of 1996 from $17.6 million in the second quarter of 1995, resulting from lower weighted average interest rates partially offset by moderately higher debt levels. The increase in total debt to $931.2 million at June 30, 1996 from $915.6 million at June 30, 1995, principally resulted from capital expenditures and investments in new companies and joint ventures.

    Other expense, net, increased $0.6 million to $4.7 million in the second quarter of 1996. The increase primarily reflected a variance in gains and losses from asset sales, which were individually insignificant. In addition, gains and losses from foreign currency were not significant in the second quarter of either 1996 or 1995.


                           RESULTS OF OPERATIONS
         1996 FIRST SIX MONTHS COMPARED WITH 1995 FIRST SIX MONTHS


    Sales and revenues increased 7.6 percent to $1,430.1 million in the first six months of 1996, with revenue increases reported by each of the Registrant's three major subsidiaries, as summarized below:


                                        Six Months Ended
                                            June 30,
                                       -------------------       %
                                         1996      1995        Change
                                       --------  --------     --------
                                          (in millions)

    Pepsi General                      $  717.2  $  658.9        8.8
    Midas                                 292.3     280.9        4.1
    Hussmann                              420.6     389.3        8.0
                                       --------  --------
    Total Sales and Revenues           $1,430.1  $1,329.1        7.6
                                       ========  ========

    Pepsi General's revenues increased $58.3 million and included a $14.2 million sales increase in Poland. The increase in Pepsi General's revenues in the U.S. reflected the benefits of slightly higher selling prices and improved product demand, which was kept moderate due to the cold, wet spring weather in the Midwest. Domestic unit case volume increased 5.8 percent over the first six months of 1995, with 2.1 percent of the increase coming from the Cedar Rapids, Iowa franchise acquired in July, 1995. Midas' revenues increased $11.4 million, primarily due to higher revenues in Europe, the U.S. and Canada, partially offset by lower revenues in Australia due to a decline in the number of company-owned shops. Hussmann's revenues increased $31.3 million primarily resulting from stronger sales in the United States. These improvements were partially offset by softness in the U.K. where new supermarket construction has been adversely affected by efforts to restrict urban development.

    Gross profit improved 7.7 percent to $511.8 million, primarily due to the increase in sales. Gross profit margins improved slightly to 35.8 percent from 35.7 percent, primarily at Pepsi General, reflecting moderately lower packaging and sweetener costs.

    Selling, general and administrative (S,G&A) expenses increased $24.7 million, or 7.7 percent, essentially equivalent to the increase in sales. S,G&A expenses represented 24.3 percent of sales in the first six months of 1996, essentially flat with the 24.2 percent of sales in the same period last year. The increase in amortization expense was related to recent acquisitions.

    Operating income increased $11.0 million, or 7.6 percent, to $154.9 million in the first six months of 1996 with increases being reported by each of the Registrant's three major subsidiaries. Operating income for the Registrant's three major subsidiaries and corporate administrative expenses are summarized below:



                                        Six Months Ended
                                            June 30,
                                       ------------------    %
                                         1996      1995    Change
                                       --------  -------- --------
                                          (in millions)

   Pepsi General                       $  95.3   $  89.5     6.5
   Midas                                  38.7      37.3     3.8
   Hussmann                               29.8      25.8    15.5
                                       -------   -------
   Subsidiary Operating Income           163.8     152.6     7.3
   Corporate Administrative Expenses      (8.9)     (8.7)    2.3
                                       -------   -------
   Total Operating Income              $ 154.9   $ 143.9     7.6
                                       =======   =======

    In the first six months Pepsi General had operating earnings of
$95.3 million, up $5.8 million, or 6.5 percent from last year, primarily reflecting the benefits of higher volumes, modestly improved pricing and lower sweetener and packaging costs. Pepsi General's results included $7.7 million in operating losses from its operations in Poland, compared
with operating losses of $5.2 million for the same period of 1995.   The
lower results in Poland reflected a continuing high level of costs associated with the start-up and expansion of operations. Excluding the operating losses in Poland, Pepsi General's operating income increased
8.8 percent. Midas reported operating earnings of $38.7 million, up $1.4 million, or 3.8 percent, from last year, primarily reflecting the benefits of higher revenues in Europe and Canada partially offset by lower results in the United States due to a shift in sales mix to lower margin non-exhaust services. Hussmann reported operating earnings of $29.8 million, up $4.0 million or 15.5 percent from last year. The increase in Hussmann's operating earnings primarily resulted from stronger sales in the United States, partially offset by the effects of lower sales in the U.K.

    Net interest expense declined by $1.0 million to $32.6 million in the first six months of 1996, resulting from lower weighted average interest rates partially offset by higher debt levels.

    Other expense, net, increased $1.7 million to $8.7 million in the first six months of 1996. The increase primarily reflected a variance in gains and losses from asset sales, which were individually insignificant. In addition, gains and losses from foreign currency were not significant in either 1996 or 1995.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

    (a)  May 2, 1996 Annual Meeting of Shareholders.

    (b)  Election of Directors

         The following persons were elected at the Annual Meeting of Shareholders held May 2, 1996, to serve as Directors for the ensuing year:

                 Herbert M. Baum              Archie R. Dykes
                 Bruce S. Chelberg            Jarobin Gilbert, Jr.
                 Richard G. Cline             Victoria B. Jackson
                 James W. Cozad               Donald P. Jacobs
                 Pierre S. duPont             Charles S. Locke


    (c)  Matters Voted Upon

         Proposal Number 1 (Election of Directors)
         To consider and vote upon the Registrant s directors.

         The following votes were recorded with respect thereto:

         Nominees               Votes For   Votes Withheld
         --------               ---------   --------------

         Herbert M. Baum        96,077,015      349,760
         Bruce S. Chelberg      96,066,517      360,258
         Richard G. Cline       96,080,776      345,999
         James W. Cozad         96,043,258      383,517
         Pierre S. duPont       96,046,967      379,808
         Archie R. Dykes        96,068,735      358,040
         Jarobin Gilbert, Jr.   96,045,863      380,912
         Victoria B. Jackson    96,056,774      370,001
         Donald P. Jacobs       96,058,270      368,505
         Charles S. Locke       96,037,631      389,144

         Proposal Number 2 (Independent Public Accountants)
         To consider and vote upon the proposal to ratify the selection of KPMG Peat Marwick LLP as the Registrant s independent public accountants.

         Votes For and Against and Abstentions on this matter were as follows:

                  For            Against          Abstain
                 ----            -------          -------

                 98,085,666      129,063          212,046



Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         12.  Statement of Calculation of Ratio of Earnings to Fixed
              Charges.

    (b)  Reports on Form 8-K.

         None filed during the second quarter ended June 30, 1996.


                                SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WHITMAN CORPORATION

Date:  August 12, 1996        By:  /s/ FRANK T. WESTOVER
       ---------------             ----------------------
                                   Frank T. Westover
                                   Senior Vice President and Controller
                                   (As Chief Accounting Officer and
                                   Duly Authorized Officer of Whitman
                                   Corporation)