Form 10-Q
period 1996-09-30
WHITMAN CORP
filed 1996-11-14
CIK 49573

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1996

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _______

                        Commission File Number 001-04710

                               WHITMAN CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                             36-6076573
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)


3501 Algonquin Road, Rolling Meadows, Illinois                   60008
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

                                                YES     /X/         NO

As of October 31, 1996, the Registrant had 103,756,510 outstanding shares (excluding treasury shares) of common stock, no par value, the Registrant's only class of common stock.







                               WHITMAN CORPORATION
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996


                                    CONTENTS

PART I   FINANCIAL INFORMATION
         Item 1.   Financial Statements
                      Condensed Consolidated Statements of Income
                      Condensed Consolidated Balance Sheets
                      Condensed Consolidated Statements of  Cash Flows
                      Notes to Condensed Consolidated Financial Statements
         Item 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
PART II  OTHER INFORMATION
         Item 5.   Other Information
         Item 6.   Exhibits and Reports on Form 8-K

SIGNATURE









                                                 WHITMAN CORPORATION
                                                      FORM 10-Q
                                          QUARTER ENDED SEPTEMBER 30, 1996


                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                     (Unaudited)

                                                                  Quarter Ended              Nine Months Ended
                                                                  September 30,                September 30,
                                                           -------------------------    --------------------------
                                                               1996           1995          1996           1995
                                                           -----------    ----------    -----------    -----------
                                                                     (in millions, except per-share data)

Sales and Revenues                                         $     856.7    $    827.1    $   2,286.8    $   2,156.2
Cost of Goods Sold                                               548.7         535.1        1,467.0        1,389.2
                                                           -----------    ----------    -----------    -----------
   Gross Profit                                                  308.0         292.0          819.8          767.0
Selling, General and Administrative Expenses                     179.7         171.0          526.6          493.2
Amortization Expense                                               5.0           4.9           15.0           13.8
                                                           -----------    ----------    -----------    -----------
   Operating Income                                              123.3         116.1          278.2          260.0

Interest Expense                                                 (17.5)        (20.2)         (53.2)         (56.7)
Interest Income                                                    1.5           1.5            4.6            4.4
Other Expense, Net                                                (4.5)         (4.6)         (13.2)         (11.6)
                                                           -----------    ----------    -----------    -----------
   Income Before Income Taxes                                    102.8          92.8          216.4          196.1

Provision for Income Taxes                                        42.6          38.6           89.7           81.7
                                                           -----------    ----------    -----------    -----------
   Income Before Minority Interest                                60.2          54.2          126.7          114.4

Minority Interest                                                  7.3           6.7           16.1           14.9
                                                           -----------    ----------    -----------    -----------

Net Income                                                 $      52.9    $     47.5    $     110.6    $      99.5
                                                           ===========    ==========    ===========    ===========

Average Number of Common Shares Outstanding                      106.1         106.4          106.8          106.1
                                                           ===========    ==========    ===========    ===========

Net Income per Common Share                                $      0.50    $     0.45    $      1.04    $      0.94
                                                           ===========    ==========    ===========    ===========

Cash Dividends per Common Share                            $     0.105    $    0.095    $     0.305    $     0.275
                                                           ===========    ==========    ===========    ===========


     See accompanying notes to condensed consolidated financial statements.







                                                 WHITMAN CORPORATION
                                                      FORM 10-Q
                                          QUARTER ENDED SEPTEMBER 30, 1996


                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (Unaudited)

                                                                                September 30,      December 31,
                                                                                     1996             1995
                                                                                ------------       -------------
                                                                                           (in millions)

ASSETS:
Current Assets:
     Cash and Cash Equivalents                                                  $      159.2       $        53.3
     Receivables                                                                       428.8               378.5
     Inventories                                                                       314.6               267.1
     Other Current Assets                                                               73.3                62.2
                                                                                ------------       -------------
         Total Current Assets                                                          975.9               761.1
                                                                                ------------       -------------
Investments                                                                            193.5               253.7
Property (at Cost)                                                                   1,417.0             1,356.8
Accumulated Depreciation and Amortization                                             (701.0)             (659.3)
                                                                                ------------       -------------
     Net Property                                                                      716.0               697.5
                                                                                ------------       -------------
Intangible Assets                                                                      555.5               568.8
Other Assets                                                                            74.0                82.2
                                                                                ------------       -------------

     Total Assets                                                               $    2,514.9       $     2,363.3
                                                                                ============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
     Short-Term Debt, Including Current Portion of Long-Term Debt               $      140.4       $        93.8
     Accounts and Dividends Payable                                                    301.0               248.6
     Other Current Liabilities                                                         154.3               165.2
                                                                                ------------       -------------
         Total Current Liabilities                                                     595.7               507.6
                                                                                ------------       -------------
Long-Term Debt                                                                         866.8               828.2
Deferred Income Taxes                                                                   46.7                33.4
Other Liabilities                                                                      122.6               141.0
Minority Interest                                                                      236.9               225.3
Shareholders' Equity:
     Common Stock (No par, 250.0 million shares authorized; 103.7 million shares outstanding at September 30, 1996 and
         105.2 million shares outstanding at December 31, 1995)                        448.6               427.8
     Retained Income                                                                   410.3               336.6
     Cumulative Translation Adjustment                                                 (83.4)              (80.3)
     Unrealized Investment Gain                                                          2.6                 9.7
     Treasury Common Stock                                                            (131.9)              (66.0)
                                                                                ------------       -------------

         Total Shareholders' Equity                                                    646.2               627.8
                                                                                ------------       -------------

Total Liabilities and Shareholders' Equity                                      $    2,514.9       $     2,363.3
                                                                                ============       =============


     See accompanying notes to condensed consolidated financial statements.







                                                 WHITMAN CORPORATION
                                                      FORM 10-Q
                                          QUARTER ENDED SEPTEMBER 30, 1996


                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                     -----------------------------
                                                                                         1996              1995
                                                                                     -----------       -----------
                                                                                              (in millions)

Cash Flows from Operating Activities:
Net Income                                                                           $     110.6       $      99.5
Adjustments to Reconcile to Net Cash Provided by Operating Activities:
     Depreciation and Amortization                                                          88.1              81.1
     Other                                                                                  12.2              10.0
Changes in Assets and Liabilities, Net of Acquisitions:
     Increase in Receivables                                                               (49.2)            (33.6)
     Increase in Inventories                                                               (47.9)            (52.4)
     Increase in Payables                                                                   52.0              54.4
     Net Change in Other Assets and Liabilities                                             (5.3)            (27.1)
                                                                                     -----------       -----------
Net Cash Provided by Continuing Operations                                                 160.5             131.9
Net Cash Used in Discontinued Operations                                                   (10.8)            (12.4)
                                                                                     -----------       -----------
     Net Cash Provided by Operating Activities                                             149.7             119.5
                                                                                     -----------       -----------

Cash Flows from Investing Activities:
Capital Investments, Net                                                                   (95.5)           (126.5)
Acquisitions and Joint Ventures                                                            (28.8)            (70.5)
Purchases of Investments                                                                   (88.0)           (183.9)
Proceeds from Sale of Investments                                                          165.1             182.9
                                                                                     -----------      ------------
     Net Cash Used in Investing Activities                                                 (47.2)           (198.0)
                                                                                     -----------      ------------

Cash Flows from Financing Activities:
Proceeds from Issuance of Long-Term Debt                                                   127.4             284.6
Repayment of Long-Term Debt                                                                (72.5)           (150.3)
Net Repayment of Bank Lines of Credit and Commercial Paper                                 (15.0)             (7.8)
Net Change in Current Debt                                                                  46.6              (0.3)
Common Dividends                                                                           (32.1)            (28.8)
Treasury Stock Purchases                                                                   (64.9)            (15.0)
Issuance of Common Stock                                                                    13.7              10.3
                                                                                     -----------       -----------
     Net Cash Provided by Financing Activities                                               3.2              92.7
                                                                                     -----------       -----------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                                 0.2              (2.0)
                                                                                     -----------       -----------
Change in Cash and Cash Equivalents                                                        105.9              12.2
Cash and Cash Equivalents at January 1                                                      53.3              71.3
                                                                                     -----------       -----------
Cash and Cash Equivalents at September 30                                            $     159.2       $      83.5
                                                                                     ===========       ===========


     See accompanying notes to condensed consolidated financial statements.







                               WHITMAN CORPORATION
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   1. The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Registrant believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of results for the interim periods presented.

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

   3. Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows:

                                                    Nine Months Ended
                                                      September 30,
                                                   ---------------------
                                                     1996          1995
                                                   -------       -------
                                                        (in millions)

         Interest Paid                             $  59.4       $  68.1
         Interest Received                             4.4           4.6
         Income Taxes Paid, net                       65.5          66.9

   4. As  of  September  30,  1996,   the   components   of  inventory   were
      approximately: raw materials and supplies -- 31 percent; work in process -- 21 percent; and finished goods -- 48 percent.






                               WHITMAN CORPORATION
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations.

                         LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1996, the Registrant had cash and cash equivalents of $159.2 million, compared with $53.3 million at December 31, 1995. The increase in cash during the first nine months of 1996 principally resulted from an increase in cash flow from operations, the issuance of long term debt and the net proceeds from the sale of investments, partially offset by the repayment of debt, capital expenditures, investments in joint ventures, treasury stock purchases and dividends.

      Cash flow from operations amounted to $149.7 million for the first nine months of 1996, compared with $119.5 million in the first nine months of 1995. The increase principally resulted from higher net income and changes in various other assets and liabilities (excluding primary working capital), offset by an increased net investment in primary working capital (receivables, inventories, less payables). The change in primary working capital during the first nine months of 1995 included the receipt of a $25.4 million income tax refund. There were no significant changes in any individual other asset or liability account.

      Cash used in investing activities totaled $47.2 million in the first nine months of 1996, compared with $198.0 million for the same period of 1995. Net capital expenditures declined by $31.0 million to $95.5 million, with the reduction reflecting, among other factors, lower capital spending for Pepsi
General's distribution facilities in Poland. During the first nine months of 1996, Pepsi General increased its investment in the manufacturing joint venture in Poland by $28.8 million. For the first nine months of 1996, proceeds from the sale of investments of $165.1 million were used primarily to purchase new investments of $88.0 million. In addition, during the third quarter of 1996, the Registrant's insurance subsidiary loaned $70 million to the Registrant to repay $70 million of outside debt. Purchases of and proceeds from the sale of investments principally related to the Registrant's insurance subsidiary. A substantial portion of the purchases and sales of such investments represent reinvestment of assets as the investments mature.

      In the first nine months of 1996, the Registrant issued debt totaling $128.1 million (yielding net proceeds of $127.4 million), primarily consisting of $100 million thirty-year notes, with an 8 year put option, and $25 million thirty-year notes, with a 12 year put option, with interest rates of approximately 7.3% and 7.4%, respectively. The proceeds from the issuance of long-term debt were used primarily to repay commercial paper borrowings as they matured, and the excess proceeds were invested on a short-term basis. These investments will be used to repay future maturities and for general corporate purposes. The Registrant's total debt increased to $1,007.2 million at September 30, 1996, up from $922.0 million at December 31, 1995.

      At September 30, 1996, the Registrant had contractual bank lines of credit of $300.0 million and also maintained a $200.0 million commercial paper program, which was unchanged from December 31, 1995. Borrowings under these programs totaled $44.0 million and $15.0 million at September 30, 1996 and December 31, 1995, respectively. The borrowings at September 30, 1996 were included in current maturities.







                               WHITMAN CORPORATION
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996


                              RESULTS OF OPERATIONS
               1996 THIRD QUARTER COMPARED WITH 1995 THIRD QUARTER

      Sales and revenues  increased  3.6 percent to $856.7  million in the third
quarter  of  1996  with  revenue   increases  being  reported  by  each  of  the
Registrant's three major subsidiaries as summarized below:

                                           Quarter Ended
                                            September 30,
                                     ------------------------           %
                                        1996           1995          Change
                                     ---------      ---------        ------
                                            (in millions)

      Pepsi General                  $   426.5      $   424.8          0.4
      Midas                              168.7          160.9          4.8
      Hussmann                           261.5          241.4          8.3
                                     ---------      ---------

      Total Sales and Revenues       $   856.7      $   827.1          3.6
                                     =========      =========


      Pepsi General's revenues increased $1.7 million, including a $1.4 million sales increase in Poland. Pepsi General's revenues in the U.S. were essentially flat compared with last year's exceptionally strong third quarter. Domestic unit case volume increased 3.3 percent over the third quarter of 1995, led by stronger sales of 24-pack cans to supermarkets. This package and channel mix tends to be the most price competitive, and as a result, the average selling price was down about two percent for the quarter. Midas' revenues increased $7.8 million, principally reflecting increases in the U.S., Canada and Europe, offset by lower revenues in Australia, due to a decline in the number of company-owned shops. Hussmann's revenues increased $20.1 million, primarily resulting from stronger demand in the U.S. and an improved performance in Mexico, offset partially by softness in the U.K., where new supermarket construction has been adversely affected by efforts to restrict urban development. The stronger demand in the U.S. principally results from the overall strength of the supermarket equipment industry, as well as increased demand for its Impact product line.

      Gross profit improved 5.5 percent to $308.0 million, primarily due to the increase in sales. Gross profit margins improved to 36.0 percent from 35.3 percent in 1995, primarily at Pepsi General, reflecting lower packaging and sweetener costs, and at Hussmann, reflecting the benefit of stronger sales volume.

      Selling, general and administrative (S,G&A) expenses increased $8.7 million, or 5.1 percent, with the increase reflecting, among other factors, the effects of higher sales volumes and inflationary cost increases. S,G&A expenses represented 21.0 percent of sales in the third quarter of 1996, up 0.3 percentage points from the same period last year.
Amortization expense did not change significantly.







                               WHITMAN CORPORATION
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996



      Operating income increased $7.2 million, or 6.2 percent, to $123.3 million in the third quarter of 1996, with increases at Pepsi General and Hussmann, partially offset by lower earnings at Midas. Operating income for the Registrant's three major subsidiaries and corporate administrative expenses are summarized below:

                                                Quarter Ended
                                                September 30,
                                         ------------------------           %
                                            1996           1995          Change
                                         ---------      ---------        ------
                                                (in millions)

Pepsi General                            $    70.2      $    66.8          5.1
Midas                                         26.5           29.5        (10.2)
Hussmann                                      30.4           23.9         27.2
                                         ---------      ---------
Subsidiary Operating Income                  127.1          120.2          5.7
Corporate Administrative Expenses             (3.8)          (4.1)        (7.3)
                                         ---------        -------

Total Operating Income                   $   123.3      $   116.1          6.2
                                         =========      =========

      Pepsi General's increased operating earnings primarily reflected the benefits of higher volumes and favorable product costs in the U.S. Pepsi General's results included $1.4 million in operating losses from its operations in Poland, compared with losses of $2.9 million in 1995. Midas reported operating income of $26.5 million, down $3.0 million from the same period of last year, due to lower results in the U.S., partially offset by higher earnings in Europe and Canada. The domestic results reflected relatively flat retail sales activity and lower wholesale shipments to the Midas system, together with higher operating expenses. Hussmann reported operating earnings of $30.4 million, up $6.5 million, from the same period of last year, primarily resulting from significantly stronger sales in the U.S. and Mexico, offset by lower earnings in the U.K.

        Net interest expense declined to $16.0 million in the third quarter of 1996 from $18.7 million in the third quarter of 1995, resulting from lower weighted average interest rates and lower average debt, net of invested cash. The increase in total debt to $1,007.2 million at September 30, 1996 from $940.9 million at September 30, 1995, included the issuance of $125 million of thirty-year notes in late September.

        Other expense, net, decreased $0.1 million to $4.5 million in the third quarter of 1996. The decrease was not related to any individually significant item. Foreign currency gains and losses were not significant in either year.







                               WHITMAN CORPORATION
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996



                              RESULTS OF OPERATIONS
           1996 FIRST NINE MONTHS COMPARED WITH 1995 FIRST NINE MONTHS

      Sales and revenues increased 6.1 percent to $2,286.8 million in the first nine months of 1996, with revenue increases reported by each of the Registrant's three major subsidiaries, as summarized below:

                                       Nine Months Ended
                                         September 30,
                                   -------------------------           %
                                       1996           1995          Change
                                   ----------    -----------        ------
                                           (in millions)

Pepsi General                      $  1,143.7    $   1,083.7          5.5
Midas                                   461.0          441.8          4.3
Hussmann                                682.1          630.7          8.1
                                   ----------    -----------

Total Sales and Revenues           $  2,286.8    $   2,156.2          6.1
                                   ==========    ===========

      Pepsi General's revenues increased $60.0 million, including a $15.6 million sales increase in Poland. The increase in Pepsi General's revenues in the U.S. reflected the benefits of improved product demand, which was kept moderate due to the cold, wet spring weather in the Midwest. Domestic unit case volume increased 4.8 percent over the first nine months of 1995, with 1.6 percent of the increase related to the Cedar Rapids, Iowa franchise acquired in July, 1995. Midas' revenues increased $19.2 million, primarily due to higher revenues in Europe, the U.S. and Canada, partially offset by lower revenues in Australia, due to a lower number of company-owned shops. Hussmann's revenues increased $51.4 million, primarily driven by significantly stronger sales in the U.S., partially offset by lower revenues in the U.K., where new supermarket construction has been adversely affected by urban development restrictions.

      Gross profit improved 6.9 percent to $819.8 million, primarily due to the increase in sales. Gross profit margins improved to 35.8 percent from 35.6 percent, primarily at Pepsi General, reflecting moderately lower packaging and sweetener costs.

      S,G&A expenses increased $33.4 million, or 6.8 percent, with the increase reflecting, among other factors, the effects of higher sales volume and inflationary cost increases.. S,G&A expenses represented 23.0 percent of sales in the first nine months of 1996, compared with the 22.9 percent of sales in the same period last year. The increase in amortization expense was principally related to acquisitions made in 1995.







                               WHITMAN CORPORATION
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996



      Operating income increased $18.2 million, or 7.0 percent, to $278.2 million in the first nine months of 1996, with increases at Pepsi General and Hussmann, partially offset by a decline at Midas. Operating income for the Registrant's three major subsidiaries and corporate administrative expenses are summarized below:

                                           Nine Months Ended
                                             September 30,
                                      ------------------------           %
                                         1996            1995         Change
                                      ---------      ---------        ------
                                             (in millions)

Pepsi General                         $   165.5      $   156.3          5.9
Midas                                      65.2           66.8         (2.4)
Hussmann                                   60.2           49.7         21.1
                                      ---------      ---------
Subsidiary Operating Income               290.9          272.8          6.6
Corporate Administrative Expenses         (12.7)         (12.8)        (0.8)
                                      ---------      ---------

Total Operating Income                $   278.2      $   260.0          7.0
                                      =========      =========


      In the first nine months Pepsi General's operating earnings were up $9.2 million from last year, primarily reflecting the benefits of higher volumes and lower sweetener and packaging costs. Pepsi General's results included $9.1 million in operating losses from its operations in Poland, compared with operating losses of $8.1 million for the same period of 1995. Excluding the operating losses in Poland, Pepsi General's domestic operating income increased by 6.2 percent. Midas' operating earnings were $1.6 million below last year, primarily reflecting lower results in the U.S., due to relatively flat retail sales activity, lower wholesale shipments to the Midas system, and higher operating expenses, partially offset by the benefits of higher revenues in Europe and Canada. Hussmann reported an operating earnings increase of $10.5 million. The increase at Hussmann primarily resulted from stronger sales in the U.S., partially offset by the effects of lower sales in the U.K.

      Net interest expense declined by $3.7 million to $48.6 million in the first nine months of 1996, resulting from lower weighted average interest rates partially offset by higher average debt levels.

      Other expense, net, increased $1.6 million to $13.2 million in the first nine months of 1996. The increase was not related to any individually significant item. Foreign currency gains and losses were not significant in either year.








                               WHITMAN CORPORATION
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996


PART II - OTHER INFORMATION

Item 5.       Other Information.

              On September 20, 1996, the Board of Directors amended Sections 2 and 4 of Article I of the By-Laws of the Registrant to revise the applicable notice period for a stockholder seeking to bring business before an annual meeting of the stockholders or to submit nominations of persons for election to the Board of Directors. The minimum notice period was increased from 30 days to 60 days before an annual meeting, with related conforming changes.

              Also on September 20, 1996, the Board of Directors amended the Registrant's Stock Incentive Plan to comply with the provisions of amended Rule 16b-3 under the Securities Exchange Act of 1934.

              A copy of the Registrant's By-Laws, as amended through September 20, 1996, and a copy of the aforesaid Amendment to the Registrant's Stock Incentive Plan are included as Exhibits to this report.

Item 6.       Exhibits and Reports on Form 8-K.

     (a).     Exhibits.

              3(ii) By-Laws, as amended through September 20, 1996.

              10    Amendment to Stock Incentive Plan dated September 20, 1996.

              12    Statement of Calculation of Ratio of Earnings to Fixed
                    Charges.

     (b).     Reports on Form 8-K.

              None filed during the third quarter ended September 30, 1996.







                               WHITMAN CORPORATION
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       WHITMAN CORPORATION


Date:   November 14, 1996      By:    /s/ FRANK T. WESTOVER
        -----------------             --------------------------------
                                      Frank T. Westover
                                      Senior Vice President and Controller
                                      (As Chief Accounting Officer and Duly
                                      Authorized Officer of Whitman Corporation)