Form 10-K
period 1996-12-31
WHITMAN CORP
filed 1997-03-20
CIK 49573

--------------------------------------------------------------------------------
                                      1996

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______.

                        Commission File Number 001-04710

                               WHITMAN CORPORATION

             (Exact name of registrant as specified in its charter)

          Delaware                                        36-6076573
------------------------------------     ---------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
   incorporation or organization)

3501 Algonquin Road, Rolling Meadows, Illinois               60008
----------------------------------------------          --------------
  (Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code (847) 818-5000
          Securities registered pursuant to Section 12(b) of the Act:


     Title of each class             Name of each exchange on which registered
-------------------------------    ---------------------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     As of February 28, 1997, the aggregate market value of the registrant's common stock held by non-affiliates was $2,399.2 million. The number of shares of common stock outstanding at that date was 102,092,432 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                                           Part       Item
                                                          -----    ----------
1.   Whitman Corporation definitive proxy statement
     dated March 20, 1997 for the 1997 Annual
     Meeting of Shareholders.                              III     10, 11, 12
--------------------------------------------------------------------------------

                                     PART I
Item 1.   BUSINESS.
                                    GENERAL

     Whitman Corporation ("Whitman") is engaged in three distinct businesses: the production and distribution of Pepsi-Cola and other non-alcoholic beverage products by Pepsi-Cola General Bottlers, Inc. ("Pepsi General"); automotive services offered by Midas International Corporation ("Midas"); and the production, sale and servicing of refrigeration systems and equipment by Hussmann Corporation ("Hussmann").
     This Form 10-K contains forward-looking statements which reflect management's expectations and are based on currently available information. Actual results or other information may vary significantly from such statements and are subject to future events and uncertainties, including, among other factors, weather, economic and market conditions, exchange rates, cost and availability of raw materials, competitive activities or other business conditions.
                                  PEPSI GENERAL

     Pepsi General produces and distributes soft drinks and non-alcoholic beverages, under exclusive franchises, in 12 Midwestern states - a market of approximately 25 million people. It is the largest independent Pepsi bottler in the U.S., accounting for about 12 percent of all Pepsi-Cola products sold in the U.S. and outsells all other brands in its combined U.S. franchise territory. In 1994, Pepsi General became an international company when it began operations in a newly franchised area of northern and western Poland. This market, when fully developed, will serve approximately 16 million people.
     In 1996, approximately 88 percent of Pepsi General's domestic volume was from Pepsi-Cola products, including: Pepsi, Diet Pepsi, Caffeine Free Pepsi, Caffeine Free Diet Pepsi, Wild Cherry Pepsi, Diet Wild Cherry Pepsi, Mountain Dew, Diet Mountain Dew, Caffeine Free Mountain Dew, Slice, Mug Root Beer and All-Sport. Other soft drink brands, including Dr Pepper, Seven- Up, Hawaiian Punch, Canada Dry, Seagram's mixers, Ocean Spray and Lipton Tea account for the remaining 12 percent. Diet products account for slightly more than 26 percent of total cases sold. Approximately three-quarters of all cases sold are in cans and one-quarter are in non-returnable bottles.
     Volume growth in the soft drink industry has historically come from the supermarket sector, where competition is intense. Recently, Pepsi General's focus has been to obtain more of its growth from higher margin distribution channels such as convenience stores, gas stations, vending machines and food service providers.
     The majority of Pepsi General's products are distributed by route sales people to retail outlets by truck. Currently, Pepsi General operates more than 1,300 routes domestically and 160 routes in Poland. For several years, Pepsi General has been expanding its bulk distribution system for larger customers, Pepsi Express, in efforts to improve delivery productivity. In Poland, now that the initial market penetration has been completed, Pepsi General has begun the process of improving the efficiency of its delivery system by consolidating some routes and installing a presold delivery system in others. In addition, Pepsi General has pioneered the use of hand-held computers for route sales people. This system enables Pepsi General to process sales and orders more efficiently, allows for better inventory and discount controls, and enables sales personnel to handle a wider range of products more efficiently.
     Pepsi General owns the majority of vending machines which dispense its soft drink products in factories, offices, schools, stores, gasoline stations and other locations. Pepsi General's business is seasonal and weather conditions have a significant effect on sales.
     One of Pepsi General's long-term strategic goals is to transform itself from a carbonated soft drink company to a total beverage company and to grow faster than the industry. In 1996, Pepsi General continued to expand its product line by adding several new flavors to its Ocean Spray juice line and the All-Sport isotonic drink line. Pepsi General also replaced its other root beer product lines with Mug Root Beer, increasing root beer sales by 27 percent. Pepsi General also distributed a bottled spring water in all of its markets.
     Pepsi General's franchises grant it the exclusive right to produce and sell the products and use the related trade names and trademarks in the franchised territories. The franchises require Pepsi General, among other things, to purchase its concentrate requirements solely from the franchisor, at prices established by the franchisor, and to promote diligently the sale and distribution of the franchised products. Domestic franchises are for an indefinite term and are subject to termination upon failure to comply with the provisions of the franchise agreement.
     Competition among soft drinks of all kinds, and particularly in the principal cola drink market (approximately 60 percent of all soft drinks sold in the U.S. are colas), is intense and focuses on price to retail outlets. Packaging materials (bottles, bottle caps, cans, cartons, cases) are obtained from manufacturers approved by the franchisor and other items are purchased in the general market. The inability of suppliers to deliver concentrate or other products to Pepsi General could adversely affect operating results significantly. However, despite fluctuations in the price of high fructose corn sweetener and materials used in soft drink packaging, Pepsi General has not experienced difficulty in obtaining such items.
     As the result of an agreement entered into in 1987, Pepsi General is 80% owned by Whitman and 20% owned by a subsidiary of PepsiCo, Inc. ("PepsiCo"), which is the franchisor of Pepsi-Cola products. While Pepsi General manages all phases of its operations, including pricing of its products, PepsiCo and Pepsi General exchange production, marketing, and distribution information.
     At year-end 1996, Pepsi General acquired the assets of the St. Petersburg, Russia franchise from PepsiCo, which permits Pepsi General to produce and distribute Pepsi-Cola products in that city, as well as in other parts of northern Russia, including Kaliningrad. The Company also acquired franchises for Belarus and the Baltic countries of Estonia, Lithuania and Latvia.
     By the end of 1996, the Company had invested over $125 million in Poland and it is expected that additional investments in Poland, Russia, Belarus and the Baltics may exceed another $100 million over the next 3 years.
     The Company has experienced operating losses each year in Poland, increasing from $11.3 million in 1995 to $12.1 million in 1996. Pepsi General expects to continue to have operating losses in Poland for the next 2 or 3 years, but at levels below those incurred in 1996. Pepsi General expects, however, that with start-up costs to be incurred in Russia and the Baltics, total operating losses in 1997 in its international operations will exceed the losses incurred in Poland in 1996.

                                      MIDAS

     Midas provides automotive exhaust, brake and suspension services through more than 2,600 franchised and company-owned Midas shops in the United States, Canada, France, Belgium, Austria, Switzerland, Spain, Italy, Australia, New Zealand, Taiwan, Panama, Mexico, Honduras, El Salvador, Brazil and the Bahamas. Domestic manufacturing plants produce approximately 2,000 different types of mufflers and 3,200 types of exhaust and tail pipes to service approximately 1,200 makes and models of automobiles.
     The principal source of Midas' revenue is derived from its network of franchised and company-owned and operated retail shops. Midas collects an initial franchise fee and receives yearly royalties based upon the franchisee's gross revenues. In addition, Midas generates revenues from the sale of its manufactured mufflers and tubing; the resale of purchased parts, primarily brakes, shocks and front-end alignment components to its franchisees; and rental real estate revenues from franchisees related to the leasing of Midas shops. An important part of Midas' marketing program is its warranty of mufflers, brakes, and shocks. Midas also sells its manufactured exhaust system parts under other brand names to automotive parts distributors, jobbers and automotive accessory stores and its fabricated tube bending equipment to jobbers and retail installers.
     The raw materials and supplies used in Midas products are purchased from many suppliers and the company is not dependent upon any single source for any of its raw materials or supplies.
     Competition in the automotive replacement parts business is intensive at both the wholesale and retail levels. Service and convenience, price and warranties are the primary competitive factors. Competition includes automotive service centers of the retail chain stores, muffler shops, automotive dealers, gasoline stations and independent repair shops.

                                    HUSSMANN

     Hussmann produces, sells and services merchandising and refrigeration systems for the world's food industry. Products include refrigerated display cases, commercial/industrial refrigeration systems, storage coolers, bottle coolers, walk-in coolers, and heating, ventilating and air conditioning (HVAC) equipment. Hussmann is the market leader in North America, Mexico and the U.K. The supermarket refrigerated display equipment industry in the United States, Hussmann's core business, represents an $800 million market. The United States customer base is comprised of approximately 13,000 independent and 18,000 chain-owned supermarkets, plus over 52,000 other grocery stores. Every year, approximately 4,000 stores purchase refrigeration equipment for either new store openings or remodelings. Historically, Hussmann's supermarket business has been divided approximately equally between new store activity and the remodeling of existing stores. In 1996, about 44 percent of such business was in new store openings, and 56 percent remodelings.
     The convenience store ("C-store")/specialty equipment industry in the U.S. represents a market of over $300 million per year. This industry, once aimed at the stand-alone C-store, has grown first into convenience marts owned and operated by the large oil companies, and later into food service installations such as Boston Market and Kenny Rogers.
     North American commercial/industrial refrigeration represents a market of nearly $500 million. Hussmann's operations in the U.S. and Canada manufacture unit coolers for walk-in coolers and freezers, condensing units, and air-cooled condenser products for this market.
     In Mexico, Hussmann has two manufacturing operations, and uses both a direct sales force and a network of 150 independent dealers and distributors to bring its products to the Mexican market. A large portion of Hussmann's business in Mexico is in equipment for the soft drink and brewery industries. During 1995, Hussmann expanded its operations in South America with an acquisition of a 75 percent interest in a small manufacturer in Chile. In January, 1997, Hussmann acquired a 70 percent interest in a Brazilian supermarket equipment manufacturer. Hussmann's Canadian operations consist of two manufacturing plants and a network of company-owned branches and independent distributors.
     In the United Kingdom, Hussmann has two manufacturing plants and a network of sales, service, and installation depots located throughout the country. Hussmann's branch service and distribution network in the United Kingdom is believed to be at least twice the size of its nearest competitor.
     In the Far East, Hussmann has a joint venture with a distributor in Singapore which sells, services, and distributes Hussmann products throughout Asia. Hussmann also has a 55 percent interest in the Luoyang Refrigeration Machinery Factory, China's leading producer of refrigeration systems and food display cases. Hussmann commenced operations in a new factory in Luoyang in 1996, and began to produce Hussmann designed products. Hussmann also has distributor agreements in Taiwan, New Zealand, Korea, Argentina, Columbia, El Salvador and Costa Rica and licensees in Thailand and New Zealand.
     One of Hussmann's strengths is its research and development ("R&D") center, where the PROTOCOL(TM) system, a unique refrigeration system which is chloroflourocarbon (CFC) and hydrochloroflourocarbon (HCFC) free and less expensive to install and operate than conventional systems, was developed. It is the only R&D center of its kind in the industry. It allows Hussmann to work closely with chemical companies and compressor, valve and controls manufacturers to create new generations of cases and systems.
     The dollar amount of firm backlog at December 31, 1996 was $168 million, compared with $173 million at December 31, 1995. Substantially all such backlog is expected to be shipped within one year.
     Hussmann products are marketed internationally by both company sales personnel and independent distributors. The principal competitive factors in the sale of Hussmann products are price, variety, quality and technology, particularly energy conservation. The raw materials and supplies used in Hussmann products are purchased from many suppliers and Hussmann is not dependent upon any single source for any of its raw materials or supplies.

                                    EMPLOYEES

     Whitman employed 17,594 persons worldwide as of December 31, 1996. Whitman regards its employee relations as generally satisfactory.

                              ENVIRONMENTAL MATTERS

     Whitman maintains a continuous program to facilitate compliance with federal, state and local laws and regulations relating to the discharge or emission of materials into, and other laws and regulations relating to the protection of, the environment. The capital costs of such compliance, including the costs of the modification of existing plants and the installation of new manufacturing processes incorporating pollution control technology, are not material.
     Hussmann, together with numerous other defendants, has been named as a potentially responsible party ("PRP") in two state actions under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") involving off-site waste disposal. Hussmann is also involved in several other, principally off-site, proceedings. None of these matters is expected to involve any significant expense to Hussmann. Pepsi General is a de minimus participant at six off-site locations. Midas has been named a PRP at one Superfund site where its participation is also expected to be at the de minimus level, and is also involved in certain removal and remedial activities relating to underground storage tanks which are not anticipated to result in significant expense to Midas.
     Under the agreement pursuant to which Whitman sold Pneumo Abex Corporation in 1988 and a subsequent settlement agreement entered into with Pneumo Abex in September, 1991, Whitman has assumed indemnification obligations for certain environmental liabilities of Pneumo Abex, net of any insurance recoveries. Pneumo Abex has been and is subject to a number of federal, state and local environmental cleanup proceedings, including proceedings under CERCLA at off-site locations involving other major corporations which have also been named as PRP's. Pneumo Abex also has been and is subject to private claims and several lawsuits for remediation of properties currently or previously owned by Pneumo Abex, and Whitman is subject to two such suits.
     There is significant uncertainty in assessing the total cost of remediating a given site and in determining any individual party's share in that cost. This is due to the fact that the Pneumo Abex liabilities are at different stages in terms of their ultimate resolution, and any assessment and determination are inherently speculative during the early stages, depending upon a number of variables beyond the control of any party. Additionally, the settlement of governmental proceedings or private claims for remediation invariably involves negotiations within broad cost ranges of possible remediation alternatives. Furthermore, there are significant timing considerations in that a portion of the expense involved and any resulting obligation of Whitman to indemnify Pneumo Abex may not be incurred for a number of years.
     In 1992, the United States Environmental Protection Agency ("EPA") issued a Record of Decision ("ROD") under the provisions of CERCLA setting forth the scope of expected remedial action at a Pneumo Abex facility in Portsmouth, Virginia. The EPA has estimated that the cost of the remedial action necessary to comply with an Amended ROD, issued in 1994, will total $31 million. In January, 1996, Pneumo Abex executed a Consent Decree with the EPA agreeing to implement remediation of areas associated with the former Portsmouth facility operations. Whitman management is optimistic that the cost of implementation of the remedy required by the Consent Decree will be less than the estimated cost set forth in the Amended ROD. Additionally, in a lawsuit brought against other PRPs which did not execute the Consent Decree, Pneumo Abex and Whitman have recovered approximately $3.1 million in settlements and have obtained a judgment, subject to appeal, against other financially viable PRPs for more than 40% of the past and future response costs at the Portsmouth site.
     Management believes that potential insurance recoveries may defray a portion of the expenses involved in meeting Pneumo Abex environmental liabilities. In November, 1992, Jensen-Kelly Corporation, a Pneumo Abex subsidiary, Pneumo Abex and certain other of its affiliates, and Whitman and certain of its affiliates, filed a lawsuit against numerous insurance companies in the Superior Court of California, Los Angeles County, seeking damages and declaratory relief for insurance coverage and defense costs for environmental claims. In 1996, Whitman and Pneumo Abex achieved settlements with several carriers, and although optimistic it will receive additional recoveries, Whitman is otherwise unable to predict the outcome of this litigation.
     In the opinion of management, Whitman believes that the eventual resolution of these claims and litigation, considering amounts accrued, but excluding potential insurance recoveries, will not have a material adverse effect on Whitman's financial condition or the results of operations.

Item 2.   PROPERTIES.

     Pepsi General's facilities include five bottling plants, four combination bottling/canning plants, four canning plants and 69 distribution facilities, including eleven distribution facilities in Poland. Eleven of the distribution facilities are leased and approximately 13 percent of Pepsi General's production is from its one leased plant. Midas operates four manufacturing plants in the United States, of which three are owned and one is leased. In addition, Midas maintains 13 warehouses in the United States and five warehouses in Canada, of which two are owned and 16 are leased. At December 31, 1996, Midas operated 139 Midas Muffler Shops in the United States, 32 Midas Muffler Shops in Canada and 209 Midas Muffler Shops in seven other foreign countries. As of December 31, 1996, Hussmann operated 12 owned and nine leased manufacturing facilities in the United States, Canada, Mexico, China, Chile and the United Kingdom. There are two owned and 42 leased branch facilities in the United States, Canada, Mexico, Hungary, Peru and the United Kingdom which sell, install and maintain Hussmann products.
     All facilities are adequately equipped and maintained, and capacity is considered to be adequate for current needs.
     In addition, Whitman engages in a variety of industrial, commercial and residential real estate activities in the United States.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The common stock of the Company is listed and traded on the New York, Chicago and Pacific stock exchanges. The table below sets forth the reported high and low sales prices as reported for New York Stock Exchange Composite Transactions for Whitman common stock and indicates the Whitman dividends for each quarterly period for the years 1996 and 1995.

                                                        Common
                                        -------------------------------------
                                          High           Low         Dividend
                                        ---------     ---------     ---------
1996:
-----
1st quarter                             $ 25.000      $ 21.750      $  0.095
2nd quarter                               25.750        22.875         0.105
3rd quarter                               24.625        21.875         0.105
4th quarter                               25.125        22.375         0.105

1995:
-----
1st quarter                             $ 19.375      $ 15.625      $  0.085
2nd quarter                               19.375        17.500         0.095
3rd quarter                               21.625        18.625         0.095
4th quarter                               23.375        20.125         0.095

     There were 18,223 shareholders of record at December 31, 1996.

Item 6.   SELECTED FINANCIAL DATA.

     See Index to Financial Information following signature page.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES:

     The Company's cash flow from continuing operations continued strong in 1996, increasing by $40.1 million to $233.4 million. The improvement reflected a higher level of earnings before depreciation and amortization. Cash used in discontinued operations primarily related to environmental expenses, net of insurance recoveries, of previously sold subsidiaries.
     The Company's capital expenditure programs continued at a relatively high level, reaching a combined total of $182.4 million (including investments in joint ventures), compared with $253.9 million in 1995, which included the acquisition of the Pepsi-Cola franchise in Cedar Rapids, Iowa. Included in the expenditures in 1996 was $30.6 million invested in Pepsi General's joint venture in Poland, including a new manufacturing facility. Capital spending in 1997 (excluding acquisitions) currently is projected to increase slightly from 1996 levels. Purchases and sales of investments principally relate to the Company's insurance subsidiary, which provides certain levels of insurance for Whitman's various operating companies. Funds provided by the operating companies are invested by the insurance subsidiary and proceeds from sales are often used by the insurance company to pay claims. A substantial portion of the purchases and sales of such investments are reinvested as the investments mature. In 1996, the Company liquidated $70 million of its investment portfolio to reduce its outside indebtedness.
     In spite of spending over $180 million on capital investments (including joint ventures), $93 million to purchase additional treasury shares, and nearly $43 million in dividends, the Company's total debt, including short-term debt, increased by only $9.8 million in 1996. The modest increase in debt reflected the Company's strong cash flow and the $70 million reduction in investments. In 1996, the Company issued $128.0 million of long-term debt (see Note 4), which was used, in part, to replace $103.1 million of debt which came due in 1996.
     At December 31, 1996, the Company had $300 million available under a contractual revolving credit facility and $200 million available under its commercial paper program. No amounts were being used from either facility at December 31, 1996. The Company believes that with its strong cash flow, the outlook for continued earnings improvements, its existing and available lines of credit along with the potential for additional debt or equity offerings, it will have sufficient resources to fund its future growth, including funds for capital expenditures and possible acquisitions.
     The Company uses financial derivative instruments to manage its interest rate risk. A description of these transactions is discussed in Note 5 to the Consolidated Financial Statements. The effects of such transactions on the Company's results of operations and financial condition were not significant.

OPERATING RESULTS:
1996 COMPARED WITH 1995

     For a description of the Company's major products and services and its principal markets, reference is made to Part I, Item 1, Business, and to Note 12, Segment Reporting, to the Consolidated Financial Statements.
     Sales and revenues increased by $164.8 million, or 5.6 percent, in 1996 to $3,111.3 million.
     Pepsi  General's  sales  increased by $52.7 million in 1996, an increase of
3.6 percent over 1995. Included were revenues of $50.3 million from its operations in Poland, a 44.5 percent increase over 1995. Unit case volume (which represented approximately 88 percent of total domestic sales) in the U.S. increased by 3.8 percent over 1995. The average net selling price on such case volume declined slightly during 1996, reflecting competitive pricing conditions, particularly in some of Pepsi General's major markets.
     Midas' revenues increased by 4.9 percent to $604.2 million in 1996. Approximately two-thirds of the increase came from Midas' international operations, with European revenues up nearly 20 percent, reflecting higher demand due to an increase in the number of shops from Midas' rapid expansion programs. Canadian revenues also improved by more than six percent. Revenues in the U.S. increased by 2.3 percent, resulting from an increase in the number of Company-owned shops and higher product sales to the franchisees and other customers.
     Hussmann's revenues rose sharply in 1996 to $1,005.7 million, an increase of $84.0 million, or 9.1 percent, over 1995. The improved revenues principally were from their North American operations, where revenues increased by over 12 percent to approximately $800 million, reflecting an increase in industry demand for supermarket equipment and strong acceptance of Hussmann's new Impact product lines. Hussmann's Mexican operations revenues were up 16.2 percent, reflecting a partial recovery from poor economic conditions, as well as a strong growth in export sales. Offsetting these improvements, sales in the U.K. were adversely affected by local restrictions on supermarket expansions. The Company's consolidated gross profit increased by $78.1 million, or 7.6 percent, to $1.1 billion. The gross profit margin improved from 34.8 percent in 1995 to 35.5 percent in 1996. This improved margin, in spite of competitive pricing pressures, reflected the benefits of lower ingredient and packaging costs at Pepsi General, and effective controls over fixed overhead costs by all three major subsidiaries.
     Selling, general and administrative (S,G&A) costs increased by $52.6 million, or 7.9 percent, compared with the 5.6 percent increase in sales, and as a result, S,G&A costs increased to 23.0 percent of sales, compared with 22.5 percent in 1995. The higher level of expenses reflected, among other items, cost increases which were not recovered through pricing, and heavier promotional and marketing efforts, particularly at Pepsi General and Midas.
     The increase in amortization expense primarily reflected a full year's amortization of goodwill from acquisitions made in 1995.
     Operating income increased by 7.1 percent to $366.6 million, on a 5.6 percent increase in sales. Consolidated operating margins improved to 11.8 percent, up from 11.6 percent in 1995.
     Pepsi General's operating income grew by 7.4 percent to $212.3 million in 1996. Included in these results were operating losses of $12.1 million in Poland, which reflected, among other factors, a full year of operating costs at all facilities. Pepsi General's domestic operating results improved by $15.4 million, or 7.4 percent, to $224.4 million. The improved performance in the U.S. reflected the benefits of higher volumes and certain lower ingredient and packaging costs, which more than offset the adverse effects of lower pricing.
     Midas' operating earnings declined by $4.5 million, or 5.5 percent, to $78.0 million. U.S. earnings declined due to relatively slow retail traffic in Company-owned shops, as well as limited growth in product sales. The U.S. results were also affected by higher product costs, and increased expenses for promotional and other programs which are designed to generate future revenues and to lower distribution costs. Foreign earnings continued to improve, particularly in Europe, benefiting from the strong revenue growth.
     Hussmann's earnings rebounded sharply, increasing by $15.1 million, or 19.2 percent, to $93.8 million. The sharp improvement reflected the benefits of the higher volumes in North America, and higher earnings in Mexico as a result of improved product demand. Earnings were adversely affected in the U.K., however, where local zoning restrictions have curtailed demand.
     Interest expense and interest income did not change significantly. Included in other expense, net was an $8.7 million charge to Pepsi General's operations in Poland, principally relating to asset write-downs at its joint venture, and was related to, among other items, the discontinuation of certain product packages. Other changes included net losses on other asset sales in 1996, compared with modest gains in 1995. The amounts of such gains and losses, individually or in the aggregate, were not material. Foreign currency gains and losses were not significant.

1995 COMPARED WITH 1994

     Sales and revenues increased by $287.7 million, or 10.8%, in 1995 to a total of $2,946.5 million.
     Pepsi General's revenues increased by $192.6 million in 1995, a 15.3 percent increase over 1994. Included were $34.8 million of revenues from the Pepsi General operations in Poland, compared with only $0.8 million in 1994, which reflected the start-up of such operations in late 1994. Unit case volume (which represents approximately 88 percent of total domestic sales) in the U.S. increased by 5.6 percent over 1994, including 0.8 percent from the Cedar Rapids, Iowa franchise which was purchased in July, 1995. The remaining increase in domestic unit volume was principally in the core Pepsi brands. The average net selling price per case increased by approximately 6 percent in 1995, as Pepsi General attempted to recover substantial increases in product and packaging costs.
     Midas' revenues increased by $32.9 million in 1995, up 6.1 percent, to $576.1 million. Approximately two-thirds of the increase came from Midas' European operations, where approximately one-half of the increase was attributable to higher exchange rates. The higher foreign revenues also reflected an increase in the number of company-owned shops, as Midas continued its shop expansion program in Europe. U.S. revenues increased by 2.7 percent, and reflected increased revenues from company-owned shops, higher product sales, and increased royalty and rent-related revenues.
     Hussmann's revenues increased by $62.2 million in 1995, a 7.2 percent increase, to $921.7 million. The increase in sales was principally in Hussmann's North American operations, reflecting improved demand for its product lines. Included in these sales were $33.6 million of revenues of companies acquired during the year, but this increase was offset by lower revenues (down $38.7 million) from Hussmann's Mexican operations. The reduction in Mexico reflected both the devaluation of the peso and the sharp decline in the Mexican economy.
     The  Company's  gross profit  margin  declined from 35.9 percent in 1994 to
34.8 percent in 1995. This unfavorable variance was principally caused by higher product and packaging cost (primarily aluminum can costs, which increased by approximately 25 percent) at Pepsi General. In addition, Hussmann experienced some margin reductions, reflecting continuing competitive pricing pressure and changes in sales mix. Midas' margins improved modestly.
     Selling, general and administrative (S,G&A) expenses increased by $54.3 million in 1995, or 8.9 percent, compared with the 10.8 percent increase in sales. As a result, S,G&A expenses, as a percentage of sales, declined to 22.5 percent in 1995, down from 22.9 percent in 1994. Pepsi General's and Hussmann's S,G&A expenses grew at rates less than their respective revenue growth, while Midas' expenses grew at a faster percentage than revenues, principally in Europe where the increase reflected, among other items, the effects of higher exchange rates as well as an increase in the number of company-owned shops.
     Amortization expense increased slightly in 1995, principally reflecting goodwill associated with recent acquisitions.
     Operating income increased by 4.7 percent to $342.3 million in 1995, compared with a 10.8 percent increase in revenues. Operating margins, as a percent of sales, declined to 11.6 percent in 1995, down from 12.3 percent in 1994.
     Pepsi General's operating income amounted to $197.7 million in 1995, $12.2 million, or 6.6 percent, above 1994's performance. Included in the results were operating losses of $11.3 million in Poland, principally representing start-up costs, compared with operating losses of $2.7 million in 1994. The increase in operating earnings in the U.S. principally reflected the benefits of the improved volumes and higher prices. Pepsi General's margins, however, were affected adversely by the sharp increase in aluminum can costs.
     Midas' operating earnings totaled a record $82.5 million, and exceeded 1994's performance by $7.3 million, or 9.7 percent. The improved performance was principally in their U.S. operations and reflected the benefits of higher product shipments, as well as higher royalty and rental revenues. Midas' foreign operating results increased modestly, reflecting improved results in France, Spain and Australia, offset by additional start-up expenses as Midas continued to expand its company-owned shop network in Europe.
     The operating results at Hussmann were down $3.8 million, or 4.6 percent, to $78.7 million in 1995. Operating earnings in Mexico were $12.4 million below 1994, reflecting the peso devaluation and the deterioration of economic conditions in Mexico. Excluding Mexico, North American operating results were up
12.5 percent over 1994, reflecting the benefits of higher volumes. Acquisitions in China, Chile and the U.K. contributed approximately $2 million to operating earnings in 1995.
     Interest expense increased by $3.5 million in 1995, principally reflecting higher debt levels. Interest income was unchanged, as the amounts of invested funds did not change significantly during the year.
     Other expense, net declined from $25.2 million in 1994 to $14.4 million in 1995. The change primarily related to modest gains on asset dispositions in 1995, compared with losses on similar transactions in 1994. There were no gains or losses that were individually significant. Foreign currency gains and losses also were not significant.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Whitman incorporates by reference the information contained under the caption "Election of Directors" in its definitive proxy statement dated March 20, 1997, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended.
     The executive officers of Whitman and their ages as of March 1, 1997 were as follows:

                          Age             Position
                          ---             --------

 Bruce S. Chelberg        62    Chairman and Chief Executive Officer
 Thomas L. Bindley        53    Executive Vice President
 Frank T. Westover        58    Senior Vice President-Controller
 Lawrence J. Pilon        48    Senior Vice President-Human Resources
 John R. Moore            61    Corporate Vice President; President and Chief
                                 Executive Officer, Midas International
                                 Corporation
 J. Larry Vowell          56    Corporate Vice President; President and Chief
                                 Executive Officer, Hussmann Corporation
 Charles H. Connolly      62    Vice President-Corporate Affairs and Investor
                                 Relations
 William B. Moore         55    Vice President, Secretary and General Counsel

     Except as described in the following paragraph or as incorporated by reference to the Registrant's definitive proxy statement, all of the executive officers of Whitman have held positions which are the same or which involve substantially similar functions as indicated above during the past five years.
     Mr. Chelberg was elected Chairman and Chief Executive Officer in May, 1992. Prior to that, Mr. Chelberg served as Executive Vice President of the Company since 1985. Mr. Bindley joined Whitman Corporation as Executive Vice President in April, 1992. Prior to joining Whitman Corporation, Mr. Bindley served as
Executive Vice President of Square D Corporation from August, 1986 through September, 1991. Mr. Pilon joined Whitman Corporation as Senior Vice President-Human Resources in February, 1994. Prior to joining Whitman Corporation, Mr. Pilon served as Vice President-Human Resources and Secretary of National Intergroup, Inc. from June, 1986 to January, 1994.

Item 11.   EXECUTIVE COMPENSATION.

     Whitman incorporates by reference the information contained under the caption "Executive Compensation" and the last two paragraphs under the caption "General Information" in its definitive proxy statement dated March 20, 1997, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Whitman incorporates by reference the information contained under the captions "Principal Shareholders" and "Securities Ownership of Directors and Executive Officers" in its definitive proxy statement dated March 20, 1997, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) See Index to Financial Information and Exhibit Index.

     (b) Through December 31, 1996, no reports on Form 8-K were filed subsequent to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of March, 1997.

                                       WHITMAN CORPORATION

                                       By:  /s/ FRANK T. WESTOVER
                                            ------------------------------
                                            Frank T. Westover
                                            Senior Vice President-Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on the 20th day of March, 1997.

     Signature                          Title

*   Bruce S. Chelberg                   Chairman and Chief
    ----------------------------        Executive Officer and Director
    BRUCE S. CHELBERG                   (principal executive officer)

*   Thomas L. Bindley                   Executive Vice President
    ----------------------------        (principal financial officer)
    THOMAS L. BINDLEY

    /s/ FRANK T. WESTOVER               Senior Vice President-Controller
    ----------------------------        (principal accounting officer)
    FRANK T. WESTOVER

*   Herbert M. Baum                     Director
    ----------------------------
    HERBERT M. BAUM

*   Richard G. Cline                    Director
    ----------------------------
    RICHARD G. CLINE

*   James W. Cozad                      Director   *By:   /s/ FRANK T. WESTOVER
    ----------------------------                          ---------------------
    JAMES W. COZAD                                        Frank T. Westover
                                                          Attorney-in-Fact
*   Pierre S. DuPont                    Director          March 20, 1997
    ----------------------------
    PIERRE S. du PONT

*   Archie R. Dykes                     Director
    ----------------------------
    ARCHIE R. DYKES

*   Charles W. Gaillard                 Director
    ----------------------------
    CHARLES W. GAILLARD

*   Jarobin Gilbert, Jr.                Director
    ----------------------------
    JAROBIN GILBERT, JR.

*   Victoria B. Jackson                 Director
    ----------------------------
    VICTORIA B. JACKSON

*   Donald P. Jacobs                    Director
    ----------------------------
    DONALD P. JACOBS

*   Charles S. Locke                    Director
    ----------------------------
    CHARLES S. LOCKE

                      WHITMAN CORPORATION AND SUBSIDIARIES



                             ----------------------

                              FINANCIAL INFORMATION


                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                       FISCAL YEAR ENDED DECEMBER 31, 1996

                      WHITMAN CORPORATION AND SUBSIDIARIES
                         INDEX TO FINANCIAL INFORMATION





Statement of Financial Responsibility

Independent Auditors' Report

Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

Consolidated Balance Sheets as of December 31, 1996 and December 31, 1995

Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

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

KPMG Logo




                          INDEPENDENT AUDITORS' REPORT



THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF WHITMAN CORPORATION:

     We have audited the accompanying consolidated balance sheets of Whitman Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Whitman Corporation and Subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



/s/ KPMG Peat Marwick LLP

KPMG Peat Marwick LLP
Chicago, Illinois
January 13, 1997

Whitman Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31 (in millions)
                                                                                        1996         1995         1994
                                                                                     ----------   ----------   ----------
Sales and revenues                                                                   $  3,111.3   $  2,946.5   $  2,658.8
Cost of goods sold                                                                      2,008.0      1,921.3      1,704.7
                                                                                     ----------   ----------   ----------
   Gross profit                                                                         1,103.3      1,025.2        954.1
Selling, general and administrative expenses                                              716.7        664.1        609.8
Amortization expense                                                                       20.0         18.8         17.5
                                                                                     ----------   ----------   ----------
   Operating income                                                                       366.6        342.3        326.8
Interest expense                                                                          (72.2)       (74.6)       (71.1)
Interest income                                                                             6.9          6.4          6.4
Other expense, net                                                                        (25.6)       (14.4)       (25.2)
Unrealized investment loss                                                                   --           --        (24.2)
                                                                                     ----------   ----------   ----------
   Income before income taxes                                                             275.7        259.7        212.7
Income tax provisions                                                                     117.2        107.4         88.1
                                                                                     ----------   ----------   ----------
   Income from continuing operations before minority interest                             158.5        152.3        124.6
Minority interest                                                                          19.1         18.8         18.2
                                                                                     ----------   ----------   ----------
   Income from continuing operations                                                      139.4        133.5        106.4
Loss from discontinued operations after taxes (Note 2)                                       --           --         (3.2)
                                                                                     ----------   ----------   ----------
   Net income                                                                        $    139.4   $    133.5   $    103.2
                                                                                     ==========   ==========   ==========
Average number of common shares outstanding                                               106.4        106.2        106.2
                                                                                     ==========   ==========   ==========

INCOME (LOSS) PER COMMON SHARE (IN DOLLARS):
Continuing operations                                                                $     1.31   $     1.26   $     1.00
Discontinued operations                                                                      --           --        (0.03)
                                                                                     ----------   ----------   ----------
Net income                                                                           $     1.31   $     1.26   $     0.97
                                                                                     ==========   ==========   ==========
Cash dividends per common share                                                      $     0.41   $     0.37   $     0.33
                                                                                     ==========   ==========   ==========

The following notes are an integral part of these statements.

Whitman Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

As of December 31 (in millions)                                                                      1996         1995
                                                                                                  ----------   ----------
ASSETS:
Current assets:
   Cash and cash equivalents                                                                      $     76.8   $     53.3
   Receivables - net of allowance for doubtful accounts of $7.3 million in 1996 and
      $5.7 million in 1995                                                                             396.9        378.5
   Inventories:
      Raw materials and supplies                                                                        95.4         84.5
      Work in process                                                                                   61.7         48.1
      Finished goods                                                                                   150.2        134.5
                                                                                                  ----------   ----------
         Total inventories                                                                             307.3        267.1
   Other current assets                                                                                 74.0         62.2
                                                                                                  ----------   ----------
     Total current assets                                                                              855.0        761.1
                                                                                                  ----------   ----------
Investments                                                                                            181.3        253.7
Property (at cost):
     Land                                                                                               71.7         71.2
     Buildings and improvements                                                                        355.8        340.0
     Machinery and equipment                                                                         1,017.6        945.6
                                                                                                  ----------   ----------
        Total property                                                                               1,445.1      1,356.8
     Accumulated depreciation and amortization                                                        (710.8)      (659.3)
                                                                                                  ----------   ----------
        Net property                                                                                   734.3        697.5
                                                                                                  ----------   ----------
Intangible assets, net of  accumulated amortization of $164.5 million in 1996 and
   $143.7 million in 1995                                                                              553.8        568.8
Other assets                                                                                            85.0         82.2
                                                                                                  ----------   ----------
     Total assets                                                                                 $  2,409.4   $  2,363.3
                                                                                                  ==========   ==========

The following notes are an integral part of these statements.

Whitman Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

As of December 31 (in millions)                                                                      1996         1995
                                                                                                  ----------   ----------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Short-term debt, including current maturities of long-term debt                                $     94.3   $     93.8
   Accounts and dividends payable                                                                      266.5        248.6
   Income taxes payable                                                                                  7.2          9.2
   Accrued expenses:
     Salaries and wages                                                                                 44.2         46.4
     Interest                                                                                           21.7         21.2
     Other expenses                                                                                     92.1         88.4
                                                                                                  ----------   ----------
        Total current liabilities                                                                      526.0        507.6
                                                                                                  ----------   ----------
Long-term debt                                                                                         837.5        828.2
Deferred income taxes                                                                                   47.1         33.4
Other liabilities                                                                                      118.1        141.0
Minority interest                                                                                      238.5        225.3
Shareholders' equity:
   Common stock (no par, 250.0 million shares authorized;
     110.6 million issued in 1996 and 109.2 million issued in 1995)                                    456.3        427.8
   Retained income                                                                                     426.7        336.6
   Cumulative translation adjustment                                                                   (82.5)       (80.3)
   Unrealized investment gain                                                                            1.8          9.7
   Treasury stock (8.0 million shares in 1996 and 4.0 million shares in 1995)                         (160.1)       (66.0)
                                                                                                  ----------   ----------
     Total shareholders' equity                                                                        642.2        627.8
                                                                                                  ----------   ----------

     Total liabilities and shareholders' equity                                                   $  2,409.4   $  2,363.3
                                                                                                  ==========   ==========

The following notes are an integral part of these statements.

Whitman Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31 (in millions)                                           1996         1995         1994
                                                                                      ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                                                     $   139.4    $   133.5    $   106.4
Adjustments to reconcile to net cash provided by operating activities:
   Depreciation and amortization                                                          115.8        108.3         98.0
   Unrealized investment loss                                                                --           --         24.2
   Other                                                                                   24.6         11.6         23.9
Changes in assets and liabilities, exclusive of acquisitions:
   Increase in receivables                                                                (17.6)       (21.9)       (11.7)
   Increase in inventories                                                                (40.5)       (35.1)       (10.3)
   Increase in payables                                                                    17.5         17.5          5.7
   Net change in other assets and liabilities                                              (5.8)       (20.6)       (24.6)
                                                                                      ---------    ---------    ---------
Net cash provided by continuing operations                                                233.4        193.3        211.6
Net cash used by discontinued operations                                                  (13.2)       (19.7)        (5.8)
                                                                                      ---------    ---------    ---------
   Net cash provided by operating activities                                              220.2        173.6        205.8
                                                                                      ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments                                                                      (151.4)      (174.8)      (127.4)
Proceeds from sales of property                                                            12.7         12.5         18.2
Companies acquired, net of cash acquired                                                     --        (60.5)          --
Investments in joint ventures                                                             (31.0)       (18.6)        (4.5)
Purchases of investments                                                                  (92.6)      (221.4)      (168.8)
Proceeds from sales of investments                                                        176.1        213.4        156.9
                                                                                      ---------    ---------    ---------
   Net cash used in investing activities                                                  (86.2)      (249.4)      (125.6)
                                                                                      ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayment of bank lines of credit and commercial paper                                (15.0)       (27.5)       (41.1)
Proceeds from issuance of long-term debt                                                  128.0        278.4        231.9
Repayment of long-term debt                                                              (103.1)      (147.8)      (221.1)
Net increase in notes payable                                                               1.3          2.5           --
Issuance of common stock                                                                   14.6         12.8          6.0
Treasury stock purchases                                                                  (93.2)       (18.8)       (42.5)
Common dividends                                                                          (42.9)       (38.8)       (34.8)
                                                                                      ---------    ---------    ---------
   Net cash provided by (used in) financing activities                                   (110.3)        60.8       (101.6)
                                                                                      ---------    ---------    ---------
Effects of exchange rate changes on cash and cash equivalents                              (0.2)        (3.0)        (0.3)
                                                                                      ---------    ---------    ---------
Change in cash and cash equivalents                                                        23.5        (18.0)       (21.7)
Cash and cash equivalents at beginning of year                                             53.3         71.3         93.0
                                                                                      ---------    ---------    ---------
Cash and cash equivalents at end of year                                              $    76.8    $    53.3    $    71.3
                                                                                      =========    =========    =========

The following notes are an integral part of these statements.

Whitman Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the years ended
December 31, 1996,                                                      Cumulative   Unrealized
1995 and 1994                          Common Stock         Retained    Translation  Investment        Treasury Stock
                                 -----------------------                                           -------------------
(dollars in millions)                Shares      Amount      Income    Adjustments   Gain/(Loss)     Shares      Amount
                                 ------------    ------     -------    ------------  -----------   ----------   -------
Balance, January 1, 1994         107,510,558     $ 404.4    $ 172.4    $ (52.3)      $       --      (419,242)  $  (7.5)
                                 -----------     -------    -------    -------       ----------    ----------    ------
Net income                                                    103.2
Treasury stock purchases                                                                           (2,656,374)    (42.5)
Stock compensation plans             594,432         8.8       (0.9)                                    2,300        --
Translation adjustments                                                    0.5
Unrealized investment gain                                                                  1.3
Dividends declared                                            (34.8)
                                 -----------     -------    -------    -------       ----------    ----------    ------
Balance, December 31, 1994       108,104,990       413.2      239.9      (51.8)             1.3    (3,073,316)    (50.0)
                                 -----------     -------    -------    -------       ----------    ----------    ------
Net income                                                    133.5
Treasury stock purchases                                                                           (1,034,726)    (18.8)
Stock compensation plans           1,094,844        14.6        2.0                                   (19,564)      0.1
Common stock issued for
   acquisitions                                                                                       126,700       2.7
Translation adjustments                                                  (28.5)
Unrealized investment gain                                                                  8.4
Dividends declared                                            (38.8)
                                 -----------     -------    -------    -------       ----------    ----------    ------
Balance, December 31, 1995       109,199,834       427.8      336.6      (80.3)             9.7    (4,000,906)    (66.0)
                                 -----------     -------    -------    -------       ----------    ----------    ------
Net income                                                    139.4
Treasury stock purchases                                                                           (3,989,894)    (93.2)
Stock compensation plans           1,395,959        28.5       (6.4)                                  (29,188)     (1.2)
Common stock issued for
    acquisitions                                                                                       11,614       0.3
Translation adjustments                                                   (2.2)
Unrealized investment loss                                                                 (7.9)
Dividends declared                                            (42.9)
                                 -----------     -------    -------    -------       ----------    ----------   -------
Balance, December 31, 1996       110,595,793     $ 456.3    $ 426.7    $ (82.5)      $      1.8    (8,008,374)  $(160.1)
                                 ===========     =======    =======    =======       ==========    ==========   =======

The following notes are an integral part of these statements.

Whitman Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Whitman Corporation and all of its significant subsidiaries (the Company).
CASH AND CASH EQUIVALENTS. Cash and cash equivalents consist of deposits with banks and financial institutions which are unrestricted as to withdrawal or use, and which have original maturities of three months or less.
INVENTORIES. Inventories are valued at the lower of cost (principally determined on the first-in, first-out or average methods) or net realizable value. INVESTMENTS. Investments include real estate held for sale, principally at Illinois Center, a large single location, mixed use development located on the Chicago lakefront. The investments in real estate are carried at cost which management believes is lower than net realizable value. When real estate is sold, the net proceeds are deducted from the carrying value. Also included are domestic and U.S. dollar-denominated foreign government securities and securities guaranteed by such governments or their agencies, bank obligations and corporate obligations (which are recorded at fair market value), as well as other miscellaneous investments.
PROPERTY. Depreciation is computed on the straight-line method and includes depreciation for properties under capital leases. When property is sold or retired, the cost and accumulated depreciation are eliminated from the accounts and gains or losses are recorded in other expense, net. Expenditures for maintenance and repairs are expensed as incurred. The approximate ranges of annual depreciation rates for major property classifications are as follows:

         Buildings                                      2% -  5%
         -------------------------------------------------------
         Machinery and equipment                        5% - 33%
         -------------------------------------------------------

INTANGIBLE ASSETS. Intangible assets primarily consist of the excess of cost over fair market value of tangible assets of acquired businesses, reflecting premiums paid for consumer franchises, brand names, trademarks, distribution systems, manufacturing know-how and other intangibles. Such premiums generally are being amortized on straight-line bases over 40 years, with minor amounts being amortized over shorter periods. The Company evaluates, at least on an annual basis, the carrying value of its goodwill by reviewing undiscounted cash flows by operating units. If the sum of the projected undiscounted cash flows over the remaining lives of the related assets does not exceed the carrying value of the related goodwill, goodwill would be adjusted for the difference between the fair value and the carrying value of such goodwill. The Company does not believe there has been any material impairment of its goodwill.
INCOME PER COMMON SHARE. Income per common share is based upon the weighted average number of common and common equivalent shares outstanding, assuming the exercise of stock options where dilutive.
REVENUE RECOGNITION. Revenue is recognized when title to a product is transferred to the customer or upon completion of a service.
ADVERTISING.  Advertising  expenditures  are expensed as  incurred.
STOCK BASED  COMPENSATION.  In 1995, the Financial  Accounting  Standards  Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 - Accounting for Stock-Based Compensation. The Company has elected to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25 and to display the estimated proforma effects measured under the new accounting pronouncement in the Notes to the Consolidated Financial Statements (see
Note 8).

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

2.   DISCONTINUED OPERATIONS

     In the fourth quarter of 1994, the Company recorded a $3.2 million after-tax charge to discontinued operations. This charge was a result of an on-going evaluation of the Company's potential liabilities for environmental claims which principally relate to previously sold subsidiaries (see Note 11). As a result of additional claims, additional information and experience concerning possible remediation costs, as well as continuing legal, consulting and other related expenses, the Company provided $46.8 million ($29.9 million after tax) for additional estimated expenses relating to these potential environmental liabilities. The charge also reflected settlement of the Company's income tax audits for the years 1980-1987 with the Internal Revenue Service
(IRS), which included some large potential claims for issues related to previously discontinued operations. As a result of these settlements, the Company restored $26.7 million to income for tax accruals no longer deemed necessary.

3.   INCOME TAX PROVISIONS

     The income tax provisions consisted of:

(in millions)                                  1996         1995        1994
                                             -------      -------     -------
Current:
   Federal                                   $  77.0      $  72.6     $  82.1
   Foreign                                      10.1         11.8        16.3
   State and local                              13.0         10.0        13.6
                                             -------      -------     -------
     Total current                             100.1         94.4       112.0
                                             =======      =======     =======
Deferred:
   Federal                                      15.0          9.7       (21.4)
   Foreign                                       0.7          0.4        (1.6)
   State and local                               1.4          2.9        (0.9)
                                             -------      -------     -------
     Total deferred                             17.1         13.0       (23.9)
                                             -------      -------     -------
Income tax provisions                        $ 117.2      $ 107.4     $  88.1
                                             =======      =======     =======

     The items which gave rise to differences between the income tax provisions in the income statements and income taxes computed at the U.S. statutory rate are summarized below:

                                                                          1996              1995              1994
                                                                     ---------------  ---------------   ---------------
(dollars in millions)                                                 Amount      %    Amount      %     Amount      %
                                                                     -------    ----  -------    ----   -------    ----
Income tax expense computed at statutory rate                        $  96.5    35.0  $  90.9    35.0   $  74.4    35.0
State income taxes, net of federal income tax benefit                    9.3     3.4      8.4     3.2       8.3     3.9
Higher foreign effective tax rates                                       7.9     2.8      5.8     2.2       4.1     1.9
Goodwill amortization                                                    4.9     1.8      5.2     2.0       5.1     2.4
Other items, net                                                        (1.4)   (0.5)    (2.9)   (1.0)     (3.8)   (1.8)
                                                                     -------    ----  -------    ----   -------    ----
Income tax provisions                                                $ 117.2    42.5  $ 107.4    41.4   $  88.1    41.4
                                                                     =======    ====  =======    ====   =======    ====

     Pretax income from foreign operations amounted to $9.3 million, $18.9 million, and $31.6 million in 1996, 1995 and 1994, respectively. U.S. income taxes have not been provided on the undistributed income ($120.6 million) of the Company's foreign subsidiaries which currently is not intended to be remitted to the U.S.
     The IRS has completed its examinations of the Company's Federal income tax returns through 1987. The IRS had proposed adjustments for the years 1980-1987 which would have substantially increased the Company's tax liability. The Company has settled all issues for these years, and accruals which were no longer required were credited to income from continuing operations or to income from discontinued operations, as appropriate (see Note 2). The accruals which have been restored to income from continuing operations in 1994 were reflected in "other items, net" in the table above.
     Deferred income taxes are created by "temporary differences" which exist between amounts of assets and liabilities recorded for financial reporting purposes and such amounts as reported under income tax regulations. These temporary differences, which gave rise to deferred tax assets and liabilities at December 31, are attributable to:

(in millions)                                              1996         1995
                                                        --------     --------
Deferred tax assets:
Provision for closed and sold businesses                $  30.7      $  33.9
Lease transactions                                         15.8         17.8
Self-insurance provisions                                  13.8         18.6
Postretirement benefit accruals                             8.6         11.9
Other                                                      45.7         36.3
                                                        -------      -------
   Total deferred tax assets                              114.6        118.5
                                                        -------      -------
Deferred tax liabilities:
Property, plant and equipment                              73.5         71.0
Pensions                                                    7.0          8.8
Intangibles                                                10.9          9.2
Other                                                      52.5         50.5
                                                        -------      -------
   Total deferred tax liabilities                         143.9        139.5
                                                        -------      -------
     Net deferred tax liability                         $  29.3      $  21.0
                                                        =======      =======
Net deferred tax liability (asset) included in:
   "Other current assets"                               $ (17.8)     $ (12.4)
   "Deferred income taxes"                                 47.1         33.4
                                                        -------      -------
Net deferred tax liability                              $  29.3      $  21.0
                                                        =======      =======

4.   DEBT

     Debt at December 31 consisted of the following:

(in millions)                                                                                         1996         1995
                                                                                                   ---------    ---------
6.3% to 6.9% notes due 2000 and 2005                                                               $   136.5    $   136.5
7.5% notes due 2003                                                                                    125.0        125.0
7.3% and 7.4% notes due 2026 ($100 million and $25 million due 2004 and 2008,
   respectively, at option of note holder)                                                             125.0           --
6.5% notes due 2006                                                                                    100.0        100.0
7.6% notes due 2015                                                                                    100.0        100.0
8.3% notes due 2007                                                                                    100.0        100.0
7.5% notes due 2001                                                                                     75.0         75.0
8.1% notes due 1997                                                                                     50.5         50.5
Term loan agreements and notes due 1997 through 2000, effective interest rates 5.5% to 8.0%             95.0        125.0
Notes due 1996, effective interest rate 6.1%                                                              --         70.0
Commercial paper and revolving credit borrowings, effective interest rate 5.7%                            --         15.0
Obligations under capital leases                                                                        14.5         17.4
Various other debt                                                                                      15.2         12.3
                                                                                                   ---------    ---------
Total debt                                                                                             936.7        926.7
Less:  Amount due within one year                                                                       94.3         93.8
       Unamortized discount                                                                              4.9          4.7
                                                                                                   ---------    ---------
Total long-term debt                                                                               $   837.5    $   828.2
                                                                                                   =========    =========

     The Company maintains a $200 million commercial paper program. There were no borrowings under this program at December 31, 1996, while $15 million was outstanding at December 31, 1995. The Company also has a contractual revolving credit facility which permits it to borrow up to $300 million. The interest rates on the revolving credit facility, expiring in 2000, may be floating or fixed and are based on domestic rates or the London Interbank Offered Rate ("LIBOR") at the option of the Company. There were no borrowings under the revolving credit facility at either December 31, 1996 or 1995. As such, the entire $300 million of the revolving credit facility remained unused and available to back the Company's commercial paper borrowings.
The fees payable on the unused portion of such commitments are not significant.
     The amounts of long-term debt maturing in 1998 through 2001 are: $41.4 million, $11.2 million, $106.8 million, and $76.3 million, respectively.
     Interest expense included $1.7 million, $1.6 million and $1.9 million for 1996, 1995 and 1994, respectively, relating to liabilities under capital lease agreements. Interest capitalized during periods of construction was not significant.
     The Company has pledged certain assets, consisting predominantly of equipment and buildings, with a net book value of $91.3 million at December 31, 1996, as collateral for various long-term loan agreements. Certain of the
Company's financing arrangements contain restrictions which, among other features, require maintenance of certain financial ratios. The Company is in compliance with these debt covenants.

5.   FINANCIAL INSTRUMENTS

     The Company uses financial derivative instruments to manage its interest rate risk. Interest rate swap transactions and forward rate contracts generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying notional amounts.
     The Company has entered into certain interest rate swap agreements with commercial and investment banks in which it pays a floating interest rate and receives a fixed interest rate. During 1995, the Company also entered into several forward rate agreements. At December 31, 1996, the Company had a $40 million interest rate swap related to its 6.5% notes due 2006, in which it pays 5.6% and receives 5.2%. The swap matures in 1997.
     The notional amounts related to the Company's interest rate swap transactions and forward rate agreement activity for 1995 and 1996 are summarized as follows (in millions):

                                                              Interest Rate Swaps              Forward Rate Agreements
                                                          ----------------------------       ----------------------------
                                                           Pay Fixed      Pay Variable        Pay Fixed      Pay Variable
                                                          ------------    ------------       ------------    ------------
Balance, January 1, 1995                                  $     --        $   165.0          $     --         $    --
                                                          --------        ---------          --------         -------
New contracts                                                   --               --             225.0              --
Expired contracts                                               --               --             (60.0)             --
                                                          --------        ---------          --------         -------
Balance, December 31, 1995                                      --            165.0             165.0              --
                                                          --------        ---------          --------         -------
Expired contracts                                               --           (125.0)           (165.0)             --
                                                          --------        ---------          --------         -------
Balance, December 31, 1996                                $     --        $    40.0          $     --         $    --
                                                          ========        =========          ========         =======

     Whitman's interest rate hedging programs had no significant impact on the annual weighted average cost of debt in 1996 and increased it from 8.2 percent to 8.3 percent in 1995 and from 8.7 percent to 9.0 percent in 1994. Interest expense was increased by $1.5 million in 1995 and $2.1 million in 1994 as a result of hedging programs.
     The Company previously entered into foreign currency swap agreements to reduce the effect of changes in foreign exchange rates on its debt denominated in foreign currencies. Substantially all foreign currency denominated debt outstanding at December 31, 1994, and its related interest payments had been hedged in U.S. dollars. Under the hedge agreements, in January, 1995, the Company repaid the 138.2 million Swiss franc debt at an effective exchange rate of 2.764 Swiss francs per U.S. dollar ($50.0 million), compared to the actual exchange rate of 1.288 Swiss francs per U.S. dollar ($107.3 million). Additionally, in February, 1995, the Company repaid the 50 million Canadian dollar debt at an effective exchange rate of 1.312 Canadian dollars per U.S. dollar ($38.1 million), compared to the actual exchange rate of 1.403 Canadian dollars per U.S. dollar ($35.6 million).
     Assuming the Company had left the interest payments payable in foreign currency (i.e., unhedged), the Company's interest expense would have decreased by less than $0.1 million in 1995 and by $0.3 million in 1994, respectively. Consequently, the impact of hedging had no material effect on the weighted average cost of borrowing in 1995 or 1994.

     At December 31, 1996, the Company had $82.3 million in floating rate debt exposure (including notional principal of $40.0 million on interest rate swap agreements). Substantially all of the floating rate exposure is related to six month LIBOR rates. If the six month LIBOR rates increased by 50 basis points (0.50 percent), the Company's 1996 interest expense related to the floating rate debt outstanding during 1996 would have increased by an additional $0.8 million.
     As of the end of each of the last two years, the Company had no deferred gains or losses related to terminated interest rate swap agreements.
     The Company periodically monitors its financial instrument positions and the credit ratings of its counterparties and limits the amount of exposure with any one counterparty. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. The Company does not anticipate nonperformance by any of the counterparties.
     The fair market value of the Company's floating rate debt as of December 31, 1996 approximated its carrying value. The fixed rate debt of the Company had a carrying value of $894.4 million and a fair market value of $905.4 million at December 31, 1996. The fair market value of the fixed rate debt was based on quotes from financial institutions for instruments with similar characteristics or upon discounting future cash flows.

6.   PENSION AND OTHER POSTRETIREMENT PLANS

Company-sponsored defined benefit pension plans. Substantially all of the Company's U.S. employees are covered under various defined benefit pension plans sponsored and funded by the Company. Plans covering salaried employees provide pension benefits based on years of service and generally are limited to a maximum of 20 percent of the employees' average annual compensation during the five years preceding retirement. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. Plan assets are invested primarily in common stocks, corporate bonds and government securities.
     Net periodic pension cost for 1996, 1995 and 1994 included the following components:

(in millions)                                                                           1996         1995         1994
                                                                                      --------     --------     --------
Service cost - benefits earned during period                                          $    9.1     $    7.7     $    7.5
Interest cost on projected benefit obligation                                             18.7         17.9         16.4
Actual return on assets                                                                  (31.6)       (37.8)        (6.3)
Net amortization and deferral                                                             10.9         18.4        (12.2)
                                                                                      --------     --------     --------
Total net periodic pension cost                                                       $    7.1     $    6.2     $    5.4
                                                                                      ========     ========     ========

     Pension costs are funded in amounts not less than minimum levels required by regulation. The principal economic assumptions used in the determination of net periodic pension cost include the following:

                                                                                        1996         1995         1994
                                                                                      --------     --------     --------
Discount rate                                                                           7.5%          8.5%         7.0%
Expected long-term rate of return on assets                                             9.5%          9.5%        10.0%
Rates of increase in compensation levels                                                5.0%          6.0%         4.5%

     The following table reconciles the pension plans' funded status to the amounts recognized in the Company's balance sheets as of December 31, 1996 and 1995:

                                                                              1996                           1995
                                                                   ---------------------------   ----------------------------
                                                                    Assets Exceed  Accumulated    Assets Exceed  Accumulated
                                                                     Accumulated    Benefits        Accumulated   Benefits
(in millions)                                                          Benefits   Exceed Assets     Benefits    Exceed Assets
                                                                   -------------- -------------  -------------- -------------
Actuarial present value of benefit obligation
(measured as of September 30):
   Vested benefit obligation                                          $(174.5)      $ (36.9)        $(155.0)       $ (40.1)
                                                                      =======       =======         =======        =======
   Accumulated benefit obligation                                     $(182.8)      $ (41.0)        $(162.1)       $ (46.2)
                                                                      =======       =======         =======        =======
   Projected benefit obligation                                       $(212.5)      $ (45.0)        $(189.5)       $ (49.5)

Plan assets at fair market value (measured as of September 30)          245.6          32.3           209.3           40.7
                                                                      -------       -------         -------        -------
Plan assets in excess of (less than) projected benefit obligation        33.1         (12.7)           19.8           (8.8)
                                                                      -------       -------         -------        -------
Unrecognized net asset at transition to SFAS No. 87                      (3.0)           --            (3.2)          (0.4)
Unrecognized prior service cost                                          12.7           9.7            13.9            5.7
Unrecognized net loss (gain)                                            (18.5)          2.1            (7.7)           2.6
Additional liability required to recognize minimum liability               --          (8.3)             --           (5.7)
                                                                      -------       -------         -------        -------
Prepaid (accrued) pension cost recognized on balance sheets           $  24.3       $  (9.2)        $  22.8        $  (6.6)
                                                                      =======       =======         =======        =======

     The principal economic assumptions used in determining the above benefit obligations were a discount rate of 7.5 percent and a rate of increase in future compensation levels of 5.0 percent in both 1996 and 1995.

COMPANY-SPONSORED DEFINED CONTRIBUTION PLANS. Substantially all former U.S. salaried employees, certain U.S. hourly employees and certain Australian and Canadian employees participate in voluntary, contributory defined contribution plans to which the Company makes partial matching contributions. Company contributions to these plans amounted to $10.5 million, $10.5 million and $9.7 million in 1996, 1995 and 1994, respectively.

MULTI-EMPLOYER PENSION PLANS. The Company's subsidiaries participate in a number of multi-employer pension plans which provide benefits to certain unionized employee groups of the Company. Amounts contributed to the plans totaled $6.2 million, $5.5 million and $4.8 million in 1996, 1995 and 1994, respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. The Company provides substantially all former U.S. salaried employees who retired prior to July 1, 1989 and selected other employees in the U.S. and Canada with certain life and health care benefits. U.S. salaried employees retiring after July 1, 1989 generally are required to pay the full cost of these benefits. Eligibility for these benefits varies with the employee's classification prior to retirement. Benefits are provided through insurance contracts or welfare trust funds. The insurance plans generally are financed by monthly insurance premiums and are based upon the prior year's experience. Benefits paid from a welfare trust are financed by monthly deposits which approximate the amount of current claims and expenses. The Company has the right to modify or terminate these benefits.

     Net periodic cost of postretirement benefits other than pensions for 1996, 1995 and 1994 included the following components:

(in millions)                                                                          1996         1995        1994
                                                                                      ------       ------      ------
Service cost-benefits earned during the period                                        $  0.2       $  0.2      $  0.3
Interest cost on accumulated postretirement benefit obligation                           2.0          2.2         2.2
Net amortization and deferral                                                           (0.6)        (0.7)        0.4
                                                                                      ------       ------      ------
Net periodic postretirement benefit cost                                              $  1.6       $  1.7      $  2.9
                                                                                      ======       ======      ======

     The principal economic assumptions used in the determination of net periodic cost of postretirement benefits other than pensions included the following:

                                                                1996                  1995                  1994
                                                            ------------          ------------          ------------
Discount rate                                                   7.5%                  8.5%                  7.0%

Rate of increase in compensation levels                         5.0%                  6.0%                  4.5%

Rate of increase in the per capita cost                     9.5% in 1996          9.9% in 1995          10.3% in 1994
   of covered health care benefits                           decreasing            decreasing            decreasing
                                                              gradually             gradually             gradually
                                                             to 5.5% by            to 6.5% by            to 5.0% by
                                                            the year 2006         the year 2006         the year 2006

     The Company's postretirement life and health care plans are not funded. The unfunded status of the plans as of December 31, 1996 and 1995 was as follows:

(in millions)                                                                                        1996         1995
                                                                                                   -------      -------
Actuarial present value of accumulated postretirement benefit obligation:
   Retirees                                                                                        $  22.5      $  25.6
   Fully eligible active plan participants                                                             0.8          0.5
   Other active plan participants                                                                      4.8          3.0
                                                                                                   -------      -------
     Total                                                                                            28.1         29.1
                                                                                                   -------      -------
Plan assets at fair market value                                                                        --           --
Accumulated postretirement benefit obligation in excess of plan assets                                28.1         29.1
Unrecognized net gain                                                                                  8.9          8.8
Unrecognized prior service cost                                                                        0.2          0.2
                                                                                                   -------      -------
Accrued postretirement benefit cost                                                                $  37.2      $  38.1
                                                                                                   =======      =======

     The principal economic assumptions used in determining the above benefit obligations were as follows:

                                                                              1996                          1995
                                                                          ------------                  ------------
Discount rate                                                                 7.5%                          7.5%

Rate of increase in compensation levels                                       5.0%                          5.0%

Rate of increase in the per capita cost of covered                        9.1% in 1997                  9.5% in 1996
   health care benefits                                               decreasing gradually          decreasing gradually
                                                                    to 5.5% by the year 2007      to 5.5% by the year 2006

     Increasing the assumed health care cost trend rate by 1 percentage point would have increased the accumulated postretirement benefit obligation at December 31, 1996 by $2.2 million and net periodic postretirement benefit cost for 1996 by $0.2 million. Decreasing the assumed health care cost trend rate by 1 percentage point would have reduced the accumulated postretirement benefit obligation at December 31, 1996 by $2.0 million and the net periodic postretirement benefit cost for 1996 by $0.2 million.

Multiemployer postretirement medical and life insurance. The Company's subsidiaries participate in a number of multiemployer plans which provide health care and survivor benefits to unionized employees during their working lives and after retirement. Portions of the benefit contributions, which cannot be disaggregated, related to postretirement benefits for plan participants. Total amounts charged against income and contributed to the plans (including benefit coverage during their working lives) amounted to $9.4 million, $6.0 million, and $5.5 million in 1996, 1995 and 1994, respectively.

7.   LEASES

     At December 31, 1996, annual minimum rental payments under capital and operating leases that have initial noncancellable terms in excess of one year were as follows:

                                                    Capital        Operating
(in millions)                                        Leases          Leases
                                                   ---------       ---------
1997                                               $   2.3         $   57.9
1998                                                   2.2             48.7
1999                                                   2.1             38.4
2000                                                   2.0             30.4
2001                                                   2.0             24.4
Thereafter                                            14.3            111.5
                                                   -------         --------
Total minimum lease payments                          24.9         $  311.3
                                                                   ========
Less imputed interest                                 10.4
                                                   -------
Present value of minimum lease payments            $  14.5
                                                   =======

     Minimum  payments  under  operating  leases have not been reduced by $118.4 million of sublease rental income which is due in the future under noncancellable subleases.
     Total rent expense applicable to operating leases amounted to $37.6 million, $36.3 million and $33.2 million in 1996, 1995 and 1994, respectively. These amounts have been reduced by sublease rental income of $23.2 million, $22.2 million and $21.4 million, respectively. A majority of the Company's leases provide that the Company pay taxes, maintenance, insurance and certain other operating expenses.

8.   STOCK OPTIONS AND SHARES RESERVED

     The Company's Stock Incentive Plan (the "Plan"), originally approved by shareholders in 1982 and subsequently amended from time to time, provides for granting incentive stock options, nonqualified stock options, related stock appreciation rights (SARs), restricted stock awards, and performance awards or any combination of the foregoing. Incentive stock options and nonqualified stock options are exercisable during a ten-year period beginning six months to three years after the date of grant. Stock appreciation rights have been granted with respect to certain nonqualified and incentive stock options. All options granted were at fair market value at the date of grant.

     Changes in options outstanding are summarized as follows:

                                                                      Options Outstanding
                                                --------------------------------------------------------------------
                                                                            Range of               Weighted Average
                                                    Shares               Exercise Prices            Exercise Price
                                                --------------         -------------------         -----------------
Balance, January 1, 1994                           5,545,167           $  6.937 - $ 15.474            $  12.863
                                                  ----------           -------------------            ---------
Granted                                              660,400             15.688 -   17.250               15.697
Exercised or surrendered for SARs                   (496,240)            10.288 -   15.875               12.541
Recaptured or terminated                              (5,134)            13.563 -   15.688               14.887
                                                  ----------           -------------------            ---------
Balance, December 31, 1994                         5,704,193              6.937 -   17.250               13.217
                                                  ----------           -------------------            ---------
Granted                                              926,400             18.250 -   19.438               18.254
Exercised or surrendered for SARs                 (1,014,328)             6.937 -   18.250               12.902
Recaptured or terminated                             (14,500)            12.875 -   18.250               15.750
                                                  ----------           -------------------            ---------
Balance, December 31, 1995                         5,601,765             10.288 -   19.438               14.101
                                                  ----------           -------------------            ---------
Granted                                            2,408,600             22.656 -   25.313               25.274
Exercised or surrendered for SAR's                (1,174,244)            10.288 -   18.250               13.363
Recaptured or terminated                             (29,034)            15.688 -   25.313               22.069
                                                  ----------           -------------------            ---------
Balance, December 31, 1996                         6,807,087             11.226 -   25.313               18.147
                                                  ==========           ===================            =========

     The number of options exercisable at December 31, 1996 was 3,577,553 shares with a weighted-average exercise price of $13.515, compared with options exercisable of 4,009,931 shares at December 31, 1995 and 4,107,793 shares at December 31, 1994 at weighted-average exercise prices of $13.021 and $12.816, respectively. At December 31, 1996, there were 2,860,844 shares available for future grants. The following table summarizes information regarding stock options outstanding at December 31, 1996:

                                          Options Outstanding                                  Options Exercisable
                         -----------------------------------------------------       -----------------------------------
                                       Weighted-Average
     Range of                           Remaining Life       Weighted-Average         Exercisable       Weighted-Average
  Exercise Prices         Shares          (in years)          Exercise Price            Shares           Exercise Price
-----------------       ---------      ----------------      -----------------       ------------       ----------------
$11.226-$16.313          3,563,087            4.9              $    13.339              3,343,953           $    13.185
$17.250-$25.313          3,244,000            9.1                   23.429                233,600                18.247
                         ---------            ---              -----------              ---------           -----------
Total Options            6,807,087            6.9              $    18.147              3,577,553           $    13.515
                         =========            ===              ===========              =========           ===========

     SFAS No. 123, "Accounting for Stock-Based Compensation" requires, among other items, that the Company disclose either in the Consolidated Statement of Income or in the Notes to the Consolidated Financial Statements an estimate of the cost of stock options granted to employees. The Company does not believe that the granting of options at current market value to its employees represents a cost to the Company and that estimates of such costs, if any, may vary substantially from any ultimate value realized by the employees. As a result, the Company has elected to continue to account for stock options granted to employees under APB Opinion No. 25. However, using the Black-Scholes model and the following assumptions, the estimated fair value of an option at the dates of grant in 1996 and 1995 was $5.72 and $4.78, respectively.

                                                     1996           1995
                                                    ------         ------
Risk-free interest rate                              6.5%           6.9%
Expected dividend yield                              1.9%           1.9%
Expected volatility                                 16.7%          17.7%
Estimated lives of options (in years)                5.0            5.0

     Based upon the above assumptions, the Company's proforma net income and per share earnings would have been:

                                                    1996           1995
                                                 --------       --------
Net income (in millions)                        $   136.6      $   132.9
Per share earnings (in dollars)                 $    1.28      $    1.25

     Options granted in 1996 and 1995 vest equally each year over a three year period. As a result, the estimated costs indicated above reflect only a partial vesting of such options and does not consider the proforma costs for options granted before 1995. When fully vested, the estimated proforma compensation costs for each year would be higher than indicated above.

     The Company granted 271,700, 98,900 and 110,200 restricted shares of stock at a weighted-average fair value (at the dates of grant) of $25.247, $18.180 and $15.527 in 1996, 1995 and 1994, respectively, to key members of management under the Plan. The Company recognized compensation expense of $2.9 million, $1.5 million and $0.8 million in 1996, 1995, and 1994, respectively, relating to these grants. At December 31, 1996, there were 353,151 restricted shares of stock outstanding under the Plan.

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

10.  SUPPLEMENTAL CASH FLOW INFORMATION

     Net cash provided by continuing operations reflects cash payments or cash receipts as follows:

(in millions)                             1996         1995         1994
                                       ---------    ---------    ---------
Interest paid                          $   70.5     $   78.9     $   61.0
Interest received                          (6.8)        (6.6)        (6.8)
Income taxes paid                         110.2         99.3        115.4
Income tax refunds                         (7.5)       (26.4)        (8.6)

     There were no significant acquisitions in either 1996 or 1994. Details of businesses acquired in purchase transactions in 1995 were as follows:

(in millions)                                                   1995
                                                             ---------
Fair value of assets acquired                                $   85.4
Liabilities assumed                                             (13.0)
                                                             --------
Cost of acquisitions                                             72.4
Notes issued to sellers                                          (7.4)
Common stock issued to sellers                                   (2.7)
Cash and cash equivalents acquired                               (1.8)
                                                             --------
Net cash paid for acquisitions                               $   60.5
                                                             ========

     The Company acquired several companies in 1995, including a Pepsi-Cola franchise in Cedar Rapids, Iowa, a Hussmann equipment distributor in Chile, the remaining 50 percent interest in a refrigeration manufacturer and distributor in the United Kingdom, and 10 Midas muffler shops from a previous franchisee, at a total cost of $60.5 million. All such acquisitions were accounted for as purchases, and the operating results include such acquisitions from the dates of purchase. The effects of these acquisitions, had they been made as of January 1, 1995, would not have been significant to operating results.
     In 1995, the Company issued 126,700 shares of its common stock with a value of $2.7 million in connection with the acquisition of a group of Midas shops from the former franchisee. In February, 1996, the Company issued an additional 11,614 shares of its common stock in connection with this acquisition.

11.  ENVIRONMENTAL AND OTHER CONTINGENCIES

     The Company is subject to certain indemnification obligations under agreements with previously sold subsidiaries for potential environmental liabilities. There is significant uncertainty in assessing the Company's share of the potential liability for such claims. The assessment and determination for cleanup at the various sites involved is inherently speculative during the early stages, and the Company's share of such costs is subject to various factors, including possible insurance recoveries and the allocation of liabilities among many other potentially responsible and financially viable parties.
     Using the latest evaluations from outside advisors and consultants, the Company believes that its potential future environmental liabilities, before possible insurance recoveries, range from $25 million to $35 million or more. At December 31, 1996, the Company had $30.2 million accrued to cover these potential liabilities. During 1996, the Company recovered $4.9 million from insurance companies and other responsible parties related to these environmental liabilities. Such recoveries were credited to the accruals for such liabilities.
     These estimated liabilities include expenses for the remediation of identified sites, payments to third parties for claims and expenses, and the expenses of on-going evaluation and litigation. The estimates are based upon current technology and remediation techniques, and do not take into consideration any inflationary trends upon such claims or expenses, nor do they reflect the possible benefits of continuing improvements in remediation methods. The accruals also do not provide for any claims for environmental liabilities or other potential issues which may be filed against the Company in the future.
     The Company also has other contingent liabilities from various pending claims and litigation on a number of matters, for which the ultimate liability for each claim, if any, cannot be determined. In the opinion of management, and based upon information currently available, the ultimate resolution of these claims and litigation, including potential environmental exposures, and considering amounts already accrued, will not have a material effect on the Company's financial condition or the results of operations. While additional claims and liabilities may develop and may result in additional charges to income, principally through discontinued operations, the Company does not believe that such charges, if any, would have a material effect upon the Company's financial condition or the results of operations.

12.  SEGMENT REPORTING

     The Company is engaged in three distinct businesses: Pepsi-Cola soft drinks and other beverages; Midas automotive services; and Hussmann refrigeration systems and equipment. Selected financial information related to these business segments is shown below:

                                                                                           Depreciation and
                   Sales and revenues      Operating income       Identifiable assets        amortization      Capital investments
              -------------------------- -------------------- -------------------------- -------------------  ---------------------
(in millions)    1996    1995     1994    1996   1995   1994    1996     1995      1994   1996   1995  1994    1996    1995   1994
              -------- -------- -------- ------ ------ ------ -------- -------- -------- ------ ------ -----  ------  ------ ------
Pepsi General $1,501.4 $1,448.7 $1,256.1 $212.3 $197.7 $185.5 $1,077.4 $1,034.9 $  892.8 $ 66.5 $ 60.0 $53.7  $ 86.9  $110.4 $ 66.0
Midas            604.2    576.1    543.2   78.0   82.5   75.2    484.6    440.8    406.9   20.3   18.1  16.4    30.7    34.3   28.7
Hussmann       1,005.7    921.7    859.5   93.8   78.7   82.5    611.4    540.1    492.0   20.2   19.6  17.3    33.5    29.3   32.7
Eliminations
and other           --      --       --      --     --     --    148.9    171.4    167.2    8.8   10.6  10.6     0.3     0.8     --
              -------- -------- -------- ------ ------ ------ -------- --------  ------- ------ ------ -----  ------  ------ ------
 Total before
 corporate
 administrative
 expenses     $3,111.3 $2,946.5 $2,658.8  384.1  358.9  343.2  2,322.3  2,187.2  1,958.9 $115.8 $108.3 $98.0  $151.4  $174.8 $127.4
              ======== ======== ========                                                 ====== ====== =====  ======  ====== ======
Corporate
administrative
expenses                                  (17.5) (16.6) (16.4)
                                         ------ ------ ------
Total operating income                    366.6  342.3  326.8
Interest expense, net                     (65.3) (68.2) (64.7)
Other expense, net/
corporate assets                          (25.6) (14.4) (49.4)    87.1    176.1    176.5
                                         ------ ------ ------ -------- -------- --------
 Pretax income/
 total assets                            $275.7 $259.7 $212.7 $2,409.4 $2,363.3 $2,135.4
                                         ====== ====== ====== ======== ======== ========

     Selected geographical information is presented below:

                               Sales and revenues                Operating income                Identifiable assets
                         ------------------------------   ------------------------------  -------------------------------
(in millions)              1996       1995       1994       1996       1995       1994       1996       1995       1994
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
United States            $2,623.5   $2,489.8   $2,236.3   $  368.0   $  345.4   $  312.2  $ 1,831.9  $ 1,783.3  $ 1,629.3
Foreign                     556.0      517.2      472.2       16.1       13.5       31.0      490.4      403.9      329.6
Eliminations                (68.2)     (60.5)     (49.7)        --         --         --         --         --         --
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
  Total before corporate
  expenses/assets        $3,111.3   $2,946.5   $2,658.8   $  384.1   $  358.9   $  343.2  $ 2,322.3  $ 2,187.2  $ 1,958.9
                         ========   ========   ========   ========   ========   ========  =========  =========  =========

     Equity in net income (loss) and net assets of the Company's foreign operations amounted to $(1.5) million and $222.6 million, respectively, in 1996, $5.2 million and $215.5 million in 1995, and $16.7 million and $180.8 million in 1994.
     Operating income is exclusive of net interest expense, corporate administrative expenses, equity in net income (loss) of affiliates, other miscellaneous income and expense items, and income taxes. Other expense, net in 1996 includes an $8.7 million charge, principally related to asset write-downs at its joint venture soft drink operations in Poland. Other expense, net in 1994 includes a $24.2 million unrealized loss on investment in Northfield Laboratories Inc. ("Northfield"). Foreign currency gains or losses were not significant. Sales between operating segments and between geographical areas were not significant. Export sales, sales to any single customer and sales to domestic or foreign governments were each less than ten percent of consolidated sales and revenues.
     Corporate assets are principally cash or cash equivalents, investments, and miscellaneous other assets.

13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     First          Second          Third         Fourth         Full
(in millions, except per share data)                Quarter         Quarter        Quarter        Quarter        Year
                                                   ----------     ----------      ----------     ----------  ----------
1996:
-----
Sales                                              $   657.9      $   772.2       $  856.7       $   824.5   $  3,111.3
Gross profit                                           229.3          282.5          308.0           283.5      1,103.3
Net income                                              16.0           41.7           52.9            28.8        139.4
Net income per share                               $    0.15      $    0.39       $   0.50       $    0.27   $     1.31

1995:
-----
Sales                                              $   594.4      $   734.7       $  827.1       $   790.3   $  2,946.5
Gross profit                                           211.3          263.7          292.0           258.2      1,025.2
Net income                                              14.0           38.0           47.5            34.0        133.5
Net income per share                               $    0.13      $    0.36       $   0.45       $    0.32   $     1.26

     In the fourth quarter of 1996, the Company recorded an after-tax charge of $8.7 million ($7.0 million after minority interest) in "other expense, net", principally related to asset write-downs at its joint venture soft drink operations in Poland. The charge reduced net income per common share by $0.07 a share for the fourth quarter and year ended December 31, 1996.

Whitman Corporation
SELECTED FINANCIAL DATA

For the years ended December 31                  1996         1995         1994         1993         1992         1991
(dollars in millions except per share)       ----------    ---------    ---------    ---------    ----------   -------
OPERATING RESULTS:
Sales and revenues:
   Pepsi General                             $  1,501.4    $ 1,448.7    $  1,256.1   $  1,179.6   $  1,111.2   $  1,121.9
   Midas                                          604.2        576.1         543.2        503.6        485.6        476.0
   Hussmann                                     1,005.7        921.7         859.5        846.5        791.2        795.4
                                             ----------    ---------    ----------   ----------   ----------   ----------
       Total                                 $  3,111.3    $ 2,946.5    $  2,658.8   $  2,529.7   $  2,388.0   $  2,393.3
                                             ==========    =========    ==========   ==========   ==========   ==========
Operating income:
   Pepsi General                             $    212.3    $   197.7    $    185.5   $    170.5   $    139.0   $    144.7
   Midas                                           78.0         82.5          75.2         67.1         73.1         76.4
   Hussmann                                        93.8         78.7          82.5         83.6         76.8         66.1
   Corporate administrative expenses              (17.5)       (16.6)        (16.4)       (15.9)       (14.5)       (15.4)
                                             ----------    ---------    ----------   ----------   ----------   ----------
     Total operating income                       366.6        342.3         326.8        305.3        274.4        271.8
Interest expense, net                             (65.3)       (68.2)        (64.7)       (83.4)       (88.7)      (114.2)
Other income (expense), net                       (25.6)(A)    (14.4)        (49.4)(B)     (9.7)       (15.1)         4.1
                                             ----------    ---------    ----------   ----------   ----------   ----------
       Income before income taxes                 275.7        259.7         212.7        212.2        170.6        161.7
Income tax provisions                             117.2        107.4          88.1         90.7         68.5         70.3
Minority interest                                  19.1         18.8          18.2         15.1         10.0         11.0
                                             ----------    ---------    ----------   ----------   ----------   ----------
Income from continuing operations                 139.4        133.5         106.4        106.4         92.1         80.4
Income (loss) from discontinued operations           --           --          (3.2)          --        (32.3)        17.2
Extraordinary loss on early debt retirement          --           --            --         (4.2)          --           --
Cumulative effect of accounting change               --           --            --        (24.0)          --           --
                                             ----------    ---------    ----------   ----------   ----------   ----------
Net income                                   $    139.4    $   133.5    $    103.2   $     78.2   $     59.8   $     97.6
                                             ==========    =========    ==========   ==========   ==========   ==========
NET INCOME (LOSS) PER SHARE:
From continuing operations                   $     1.31    $    1.26    $     1.00   $     0.99   $     0.86   $     0.76
From discontinued operations                         --           --         (0.03)          --        (0.30)        0.16
Extraordinary loss on early debt retirement          --           --            --        (0.04)          --           --
Cumulative effect of accounting change               --           --            --        (0.22)          --           --
                                             ----------    ---------    ----------   ----------   ----------   ----------
       Net income                            $     1.31    $    1.26    $     0.97   $     0.73   $     0.56   $     0.92
                                             ==========    =========    ==========   ==========   ==========   ==========
Average shares (in millions)                      106.4        106.2         106.2        107.5        107.2        105.9
                                             ==========    =========    ==========   ==========   ==========   ==========
Cash dividends per common share              $     0.41    $    0.37    $     0.33   $     0.29   $    0.255   $    0.445
                                             ==========    =========    ==========   ==========   ==========   ==========
OTHER STATISTICS:
Total assets                                 $  2,409.4    $ 2,363.3    $  2,135.4   $  2,103.2   $  2,062.8   $  2,123.0
Long-term debt                               $    837.5    $   828.2    $    723.0   $    749.3   $    791.8   $    895.9
Capital investments                          $    151.4    $   174.8    $    127.4   $     88.7   $     79.2   $     79.2
Depreciation and amortization                $    115.8    $   108.3    $     98.0   $     95.5   $     93.5   $     86.6
Number of employees at December 31               17,594       16,841        15,271       14,868       14,374       14,703

(A) Includes an $8.7 million charge, principally for asset write-downs at the joint venture soft drink operations in Poland. The charge reduced minority interest by $1.7 million.
(B)  Includes a $24.2 million unrealized loss on investment in Northfield.

                      WHITMAN CORPORATION AND SUBSIDIARIES



                             ----------------------

                                    EXHIBITS


                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                       FISCAL YEAR ENDED DECEMBER 31, 1996

                                  EXHIBIT INDEX

Exhibit
   No.     Description of Exhibit

(3)a# Certificate of Incorporation as Restated April 30, 1987, and subsequently amended through June 24, 1992.
(3)b+      By-Laws, as amended September 20, 1996.
(4)#       Indenture dated as of January 15, 1993, between Whitman Corporation and The First National Bank of Chicago, Trustee. The Registrant will furnish to the Securities and Exchange Commission, upon request, copies of the forms of the debt securities issued from time to time pursuant to the Indenture dated as of January 15, 1993.
(10)a#     **1982 Stock Option, Restricted Stock Award and Performance Award
             Plan (as amended through June 16,
              1989).
(10)b#     **Amendment No. 2 to 1982 Stock Option, Restricted Stock Award and
             Performance Award Plan made as of September 1, 1992.
(10)c#     **Form of Nonqualified Stock Option Agreement.
(10)d#     **Amendment to 1982 Stock Option, Stock Award and Performance Award
             Plan made as of February 19, 1993.
(10)e@     **Form of Change in Control Agreement dated November 17, 1995.
(10)g#     **Management Incentive Compensation Plan.
(10)h#     **Long Term Performance Compensation Program.
(10)i&     **Whitman Corporation Executive Retirement Plan, as Amended and
             Restated Effective January 1, 1995.
(10)j&     **Hussmann Corporation Executive Retirement Plan, as Amended and
             Restated Effective January 1, 1995.
(10)k&     **Midas International Corporation Executive Retirement Plan, as
             Amended and Restated Effective January 1, 1995.
(10)l&     **Pepsi-Cola General Bottlers, Inc. Executive Retirement Plan, as
             Amended and Restated Effective January 1, 1995.
(10)m#     **Deferred Compensation Plan for Directors, as Amended November 18,
             1988.
(10)n+     **Amendment to Stock Incentive Plan dated September 20, 1996.
(10)o*     **Form of Restricted Stock Award Agreement.
(12)       Statement of Calculation of Ratio of Earnings to Fixed Charges.
(21)       Subsidiaries of the Registrant.
(23)       Consent of Independent Auditors.
(24)       Powers of Attorney.
(27)       Financial Data Schedule.

Exhibit Reference Explanations
** Exhibit constitutes a management contract or compensatory plan, contract or arrangement described under Item 601(b) (10) (iii) (A) of Regulation S-K.
# Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 under the indicated Exhibit number.
* Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 under the indicated Exhibit number.
& Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 under the indicated Exhibit number.
@ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 under the indicated Exhibit number.
+ Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 under the indicated Exhibit number.