Form 10-Q
period 1997-03-31
WHITMAN CORP
filed 1997-05-13
CIK 49573

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _______

                        Commission File Number 001-04710

                               WHITMAN CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                           36-6076573
--------------------------------------                ------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                       Identification Number)


3501 Algonquin Road, Rolling Meadows, Illinois                 60008
----------------------------------------------              -----------
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

     As of April 30, 1997, the Registrant had 110,795,841 outstanding shares (excluding treasury shares) of common stock, no par value.

                      WHITMAN CORPORATION AND SUBSIDIARIES
                                    CONTENTS

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

SIGNATURE

                      WHITMAN CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                      Quarter Ended
                                                         March 31,
                                                ---------------------------
                                                 1997                1996
                                                -------             -------
                                                   (in millions, except
                                                      per share data)

Sales and Revenues                              $ 674.1             $ 657.9
Cost of Goods Sold                                437.1               428.6
                                                -------             -------
   Gross Profit                                   237.0               229.3
Selling, General and Administrative Expenses      179.0               171.3
Amortization Expense                                5.1                 5.0
                                                -------             -------
   Operating Income                                52.9                53.0

Interest Expense                                  (18.1)              (17.4)
Interest Income                                     1.4                 1.7
Other Expense, Net                                 (4.6)               (4.0)
                                                -------             -------
   Income Before Income Taxes                      31.6                33.3

Income Tax Provisions                              13.3                14.0
                                                -------             -------
   Income  Before Minority Interest                18.3                19.3

Minority Interest                                   2.8                 3.3
                                                -------             -------
   Net Income                                   $  15.5             $  16.0
                                                =======             =======
Average Number of Common Shares Outstanding       103.7               107.1
                                                =======             =======
Net Income per Common Share                     $  0.15             $  0.15
                                                =======             =======
Cash Dividends per Common Share                 $ 0.105             $ 0.095
                                                =======             =======

     See accompanying notes to condensed consolidated financial statements.

                      WHITMAN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                   March 31,          December 31,
                                                                                     1997                 1996
                                                                                 -------------       -------------
                                                                                           (in millions)
ASSETS:
Current Assets:
     Cash and Cash Equivalents                                                   $      80.3         $      76.8
     Receivables                                                                       360.9               396.9
     Inventories                                                                       324.0               307.3
     Other Current Assets                                                               70.9                74.0
                                                                                 -----------         -----------
         Total Current Assets                                                          836.1               855.0
                                                                                 -----------         -----------
Investments                                                                            172.0               181.3
Property (at Cost)                                                                   1,471.2             1,445.1
Accumulated Depreciation and Amortization                                             (725.5)             (710.8)
                                                                                 -----------         -----------
     Net Property                                                                      745.7               734.3
                                                                                 -----------         -----------
Intangible Assets, Net                                                                 563.5               553.8
Other Assets                                                                            91.5                85.0
                                                                                 -----------         -----------
     Total Assets                                                                $   2,408.8         $   2,409.4
                                                                                 ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
     Short-Term Debt, Including Current Maturities of Long-Term Debt             $      96.0         $      94.3
     Accounts and Dividends Payable                                                    247.5               266.5
     Other Current Liabilities                                                         147.9               165.2
                                                                                 -----------         -----------
         Total Current Liabilities                                                     491.4               526.0
                                                                                 -----------         -----------
Long-Term Debt                                                                         885.7               837.5
Deferred Income Taxes                                                                   50.4                47.1
Other Liabilities                                                                      121.5               118.1
Minority Interests                                                                     243.4               238.5
Shareholders' Equity:
     Common Stock (No par, 250.0 million shares authorized; 110.8
          million shares issued in 1997 and 110.6 million issued in 1996)              458.4               456.3
     Retained Income                                                                   433.7               426.7
     Cumulative Translation Adjustment                                                 (92.7)              (82.5)
     Unrealized Investment Gain                                                          2.2                 1.8
     Treasury Stock (9.1 million shares in 1997 and 8.0 million
         shares in 1996)                                                              (185.2)             (160.1)
                                                                                 -----------         -----------
         Total Shareholders' Equity                                                    616.4               642.2
                                                                                 -----------         -----------
     Total Liabilities and Shareholders' Equity                                  $   2,408.8         $   2,409.4
                                                                                 ===========         ===========

     See accompanying notes to condensed consolidated financial statements.
                      WHITMAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Quarter Ended
                                                                                           March 31,
                                                                                   -----------------------
                                                                                    1997             1996
                                                                                   ------           ------
                                                                                        (in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net  Income                                                                        $ 15.5           $ 16.0
Adjustments to Reconcile to Net Cash Provided by Operating Activities:
     Depreciation and Amortization                                                   29.1             29.5
     Other                                                                            4.6              2.3
Changes  in Assets and Liabilities, Exclusive of Acquisitions:
     Decrease in Receivables                                                         40.7             36.7
     Increase in Inventories                                                        (11.8)            (7.0)
     Decrease in Payables                                                           (24.9)            (3.9)
     Net  Change in Other Assets and Liabilities                                    (10.3)            (9.6)
                                                                                   ------           ------
Net Cash Provided by Continuing Operations                                           42.9             64.0
Net Cash Used in Discontinued Operations                                             (2.6)            (5.5)
                                                                                   ------           ------
     Net Cash Provided by Operating Activities                                       40.3             58.5
                                                                                   ------           ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Investments, Net                                                            (21.9)           (24.2)
Acquisitions and Investments in Joint Ventures                                      (39.6)            (7.2)
Purchases of Investments                                                            (15.4)           (33.0)
Proceeds from Sales of Investments                                                   25.0             38.1
                                                                                   ------           ------
     Net Cash Used in Investing Activities                                          (51.9)           (26.3)
                                                                                   ------           ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds  from Issuance of Long-Term Debt                                            73.9               --
Repayment of Long-Term Debt                                                         (52.2)            (0.9)
Net Borrowing (Repayment) of Bank Lines of Credit
     and Commercial Paper                                                            27.2             (6.0)
Net Increase in Notes Payable                                                         0.9              0.4
Common Dividends                                                                    (10.7)           (10.0)
Treasury Stock Purchases                                                            (25.2)            (4.2)
Issuance of Common Stock                                                              2.2              8.4
                                                                                   ------           ------
     Net Cash Provided By (Used in) Financing Activities                             16.1            (12.3)
                                                                                   ------           ------

Effects of Exchange Rate Changes on Cash and Cash Equivalents                        (1.0)            (0.2)
                                                                                   ------           ------
Change in Cash and Cash Equivalents                                                   3.5             19.7
Cash and Cash Equivalents at January 1                                               76.8             53.3
                                                                                   ------           ------
Cash and Cash Equivalents at March 31                                              $ 80.3           $ 73.0
                                                                                   ======           ======

     See accompanying notes to condensed consolidated financial statements.

                      WHITMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Registrant believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods presented

2. Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows:

                                            Three Months Ended
                                                 March 31,
                                           --------------------
                                            1997          1996
                                           ------        ------
                                              (in millions)

      Interest Paid                        $ 26.0        $ 24.1
      Interest Received                       1.6           1.6
      Income Taxes Paid                       3.4           1.3

3. As of March 31, 1997, the components of inventory were approximately: raw materials and supplies -- 33 percent; work in process -- 20 percent; and finished goods -- 47 percent.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
                         LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Registrant had cash and cash equivalents of $80.3 million, compared with $76.8 million at December 31, 1996. Cash from operating activities amounted to $40.3 million in the first three months of 1997, compared with $58.5 million in the first three months of 1996. The decrease principally resulted from higher payable disbursements during the first three months of 1997 compared with the same period in 1996. Cash provided by operations, together with the cash received from the net borrowings of long-term debt, commercial paper and bank lines, was used primarily for capital expenditures, acquisitions and investments in joint ventures, dividends, and treasury stock purchases.

     Cash used in investing activities was $51.9 million in the first three months of 1997, compared with $26.3 million for the same period of 1996. Net capital investments declined slightly to $21.9 million for the first three months of 1997, compared to $24.2 million for the same period of 1996. Cash used for acquisitions and investments in joint ventures, including Pepsi General's acquisition of the St. Petersburg, Russia bottling operations, Hussmann's acquisition of a 70 percent ownership in Fast Frio do Brazil, and Midas' acquisition of eleven franchise shops in Utah, amounted to $39.6 million in the first quarter of 1997, compared with $7.2 million spent in 1996, which reflected additional investment in the Pepsi-Cola bottling facility in Poland. Purchases and sales of investments principally related to the Registrant's insurance subsidiary, which provides certain levels of insurance for Whitman's various operating companies. Funds provided by the operating companies are invested by the insurance subsidiary and proceeds from sales are often used by the insurance company to pay claims. A substantial portion of the purchases and sales of such investments are reinvested as the investments mature. During the first quarter of 1997, the Registrant's insurance subsidiary liquidated $10 million of its investment portfolio and loaned the proceeds to the Registrant. Proceeds from this loan were used for general corporate purposes.

     In the first three months of 1997, the Registrant had net borrowings of long-term debt, bank lines and commercial paper of $48.9 million. The Registrant's total debt increased to $981.7 million at March 31, 1997, up from $931.8 million at December 31, 1996. Proceeds of $2.2 million were received from the issuance of common stock, principally from stock option exercises.

     The Registrant had contractual bank lines of credit of $300.0 million and also maintained a $200.0 million commercial paper program at March 31, 1997, unchanged from December 31, 1996. Borrowings under these facilities were $27.2 million at March 31, 1997, while no borrowings were made from either facility at December 31, 1996.

                              RESULTS OF OPERATIONS
               1997 FIRST QUARTER COMPARED WITH 1996 FIRST QUARTER

     Sales and revenues increased 2.5 percent to $674.1 million in the first quarter of 1997, with revenue increases reported by each of the Registrant's three major subsidiaries, as summarized below:

                                              Quarter Ended
                                                March 31,
                                         ----------------------          %
                                           1997          1996         Change
                                         --------      --------      --------
                                              (in millions)

        Pepsi General                    $ 333.5       $ 332.7          0.2
        Midas                              142.0         130.6          8.7
        Hussmann                           198.6         194.6          2.1
                                         -------       -------
        Total Sales and Revenues         $ 674.1       $ 657.9          2.5
                                         =======       =======

     Pepsi General's revenues increased $0.8 million in the first quarter of 1997 and included $10.7 million of revenues (compared with $11.1 million in 1996) from international operations. Pepsi General's domestic revenues reflected lower selling prices per case, partially offset by improved product demand. The average domestic net selling price per case decreased 3.4 percent compared with the first quarter of 1996, while domestic unit case volume increased 3.7 percent over the first quarter of 1996. Midas' revenues increased $11.4 million, primarily due to an additional selling week in the first quarter of 1997, a successful brake promotion in the United States and improved results in Canada and Europe. Hussmann's revenues increased $4.0 million over very strong revenues in the first quarter of 1996. The increase resulted primarily from continued strong demand for supermarket equipment in the United States, and revenues contributed from the newly acquired operations in Brazil, partially offset by lower sales in the U.K.

     Gross profit improved 3.4 percent to $237.0 million, primarily from the improvement in revenues. Gross profit margins improved to 35.2 percent from 34.9 percent, principally reflecting lower packaging costs at Pepsi General.

     Selling, general and administrative (S,G&A) expenses increased $7.7 million, or 4.5 percent, with the increase reflecting costs associated with the Midas brake promotion and the additional selling week at Midas, as well as the effects of higher sales volumes and inflationary cost increases. S,G&A expenses represented 26.6 percent of sales in the first quarter of 1997, up 0.7 percentage points from the same period last year. Amortization expenses remained relatively flat.

     Operating  income  for  the  Registrant's   three  major  subsidiaries  and
corporate administrative expenses are summarized below:

                                                 Quarter Ended
                                                    March 31,
                                             ---------------------        %
                                              1997           1996      Change
                                             ------         ------    --------
                                                 (in millions)

     Pepsi General                           $ 35.2         $ 38.1      (7.6)
     Midas                                     12.0           11.5       4.3
     Hussmann                                   9.6            8.0      20.0
                                             ------         ------
     Subsidiary Operating Income               56.8           57.6      (1.4)
     Corporate Administrative  Expenses        (3.9)          (4.6)    (15.2)
                                             ------        -------
     Total Operating Income                  $ 52.9        $  53.0      (0.2)
                                             ======        =======

     In the first quarter of 1997, Pepsi General's operating earnings were $2.9 million below the same period of 1996 and included operating losses of $5.9 million from its international operations, compared with operating losses of $4.3 million for the same period of 1996. The higher losses were due to the start up losses associated with Pepsi General's new territories in Russia, Latvia, Estonia and Lithuania. Pepsi General's domestic operating earnings were down $1.3 million in the first quarter of 1997, compared to the same period of 1996, primarily resulting from higher S,G&A costs, due, in part, to higher unit volumes. Midas operating earnings for the first quarter of 1997 were up $0.5 million, or 4.3 percent, from the same period last year, primarily reflecting the benefits of an additional selling week in the first quarter of 1997, and modestly improved results at Midas' international operations. Hussmann's operating earnings of $9.6 million for the first three months of 1997 were up $1.6 million, or 20.0 percent, above the same period last year. The improved performance primarily resulted from continued strong demand for supermarket equipment in the United States, partially offset by a continued weakness in the U.K. market.

     Net interest expense increased $1.0 million in the first quarter of 1997 to $16.7 million, primarily resulting from higher debt levels. The increase in total debt to $981.7 million at March 31, 1997 from $914.5 million at March 31, 1996 principally resulted from capital spending, investments in new companies and joint ventures, dividends and treasury stock purchases.

     Other expense, net, increased $0.6 million to $4.6 million in the first quarter of 1997. The increase in other expense, net, was not related to any individually significant item.

WHITMAN CORPORATION AND SUBSIDIARIES
PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a)   Exhibits.

           12. Statement of Calculation of the Ratio of Earnings to Fixed
               Charges.

     (b) Reports on Form 8-K.

           None filed during the first quarter ended March 31, 1997.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 WHITMAN CORPORATION

Date:  May 13, 1997              By:  /s/ FRANK T. WESTOVER
       ------------                   ------------------------------------------
                                      Frank T. Westover
                                      Senior Vice President and Controller
                                      (As Chief Accounting  Officer and Duly
                                      Authorized Officer of Whitman Corporation