Form 10-Q/A
period 1997-03-31
WHITMAN CORP
filed 1997-05-15
CIK 49573

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _______

                        Commission File Number 001-04710

                               WHITMAN CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                            36-6076573
--------------------------------                        ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)


3501 Algonquin Road, Rolling Meadows, Illinois                    60008
----------------------------------------------                 ----------
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

                                              YES     /x/         NO

As of April 30, 1997, the Registrant had 101,592,500 outstanding shares (excluding treasury shares) of common stock, no par value.

     This amendment to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, corrects the number of outstanding shares (excluding treasury shares) of the Registrant's common stock as of April 30, 1997, as shown on the facing sheet of Form 10-Q.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WHITMAN CORPORATION

Date:       May 15, 1997       By:    /s/  FRANK T. WESTOVER
            ------------              ----------------------
                                      Frank T. Westover
                                      Senior Vice President and Controller
                                      (As Chief Accounting Officer and Duly
                                      Authorized Officer of Whitman Corporation)