Form 10-Q
period 1997-06-30
WHITMAN CORP
filed 1997-08-14
CIK 49573

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1997

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _______

                        Commission File Number 001-04710

                               WHITMAN CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                       36-6076573
-----------------------------------                  ------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                     Identification Number)


3501 Algonquin Road, Rolling Meadows, Illinois                    60008
----------------------------------------------                 ----------
   (Address of principal executive offices)                    (Zip Code)

        Registrant's telephone number, including area code (847) 818-5000


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days .
                                                    YES /x/       NO

     As of July 31, 1997, the Registrant had 101,562,107 outstanding shares (excluding treasury shares) of common stock, no par value, the Registrant's only class of common stock.

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

PART II    OTHER INFORMATION
           Item 4.   Submission of Matters to a Vote of Security Holders
           Item 6.   Exhibits and Reports on Form 8-K
SIGNATURE

                      WHITMAN CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                  Quarter Ended              Six Months Ended
                                                                    June 30,                     June 30,
                                                           -------------------------    --------------------------
                                                               1997           1996           1997           1996
                                                           -----------    -----------    -----------    -----------
                                                                     (in millions, except per share data)
Sales and Revenues                                         $    803.6     $    772.2     $  1,477.7     $  1,430.1
Cost of Goods Sold                                              520.0          489.7          957.1          918.3
                                                           ----------     ----------     ----------     ----------
   Gross Profit                                                 283.6          282.5          520.6          511.8
Selling, General and Administrative Expenses                    190.2          175.6          369.2          346.9
Amortization Expense                                              5.2            5.0           10.3           10.0
                                                           ----------     ----------     ----------     ----------
   Operating Income                                              88.2          101.9          141.1          154.9

Interest Expense                                                (18.3)         (18.3)         (36.4)         (35.7)
Interest Income                                                   1.4            1.4            2.8            3.1
Other Expense, Net                                               (6.0)          (4.7)         (10.6)          (8.7)
                                                           ----------     ----------     ----------     ----------
   Income Before Income Taxes                                    65.3           80.3           96.9          113.6

Income Tax Provisions                                            26.9           33.1           40.2           47.1
                                                           ----------     ----------     ----------     ----------
   Income Before Minority Interests                              38.4           47.2           56.7           66.5

Minority Interests                                                4.7            5.5            7.5            8.8
                                                           ----------     ----------     ----------     ----------

   Net Income                                              $     33.7     $     41.7     $     49.2     $     57.7
                                                           ==========     ==========     ==========     ==========

Average Number of Common Shares Outstanding                     103.1          107.3          103.4          107.2
                                                           ==========     ==========     ==========     ==========

Net Income per Common Share                                $     0.33     $     0.39     $     0.48     $     0.54
                                                           ==========     ==========     ==========     ==========

Cash Dividends per Common Share                            $    0.115     $    0.105     $     0.22     $     0.20
                                                           ==========     ==========     ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                     WHITMJAN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                   June 30,          December 31,
                                                                                     1997                1996
                                                                                ------------         ------------
                                                                                           (in millions)
ASSETS:
Current Assets:
     Cash and Cash Equivalents                                                  $       59.7         $       76.8
     Receivables                                                                       386.7                396.9
     Inventories                                                                       345.1                307.3
     Other Current Assets                                                               72.5                 74.0
                                                                                ------------         ------------
         Total Current Assets                                                          864.0                855.0
                                                                                ------------         ------------
Investments                                                                            170.5                181.3
Property (at Cost)                                                                   1,491.4              1,445.1
Accumulated Depreciation and Amortization                                             (736.8)              (710.8)
                                                                                ------------         ------------
     Net Property                                                                      754.6                734.3
                                                                                ------------         ------------
Intangible Assets, Net                                                                 559.8                553.8
Other Assets                                                                            98.7                 85.0
                                                                                ------------         ------------
     Total Assets                                                               $    2,447.6         $    2,409.4
                                                                                ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
     Short-Term Debt, Including Current Maturities of Long-Term Debt            $       95.0         $       94.3
     Accounts and Dividends Payable                                                    282.3                266.5
     Other Current Liabilities                                                         163.8                165.2
                                                                                ------------         ------------
         Total Current Liabilities                                                     541.1                526.0
                                                                                ------------         ------------
Long-Term Debt                                                                         866.3                837.5
Deferred Income Taxes                                                                   54.8                 47.1
Other Liabilities                                                                      116.6                118.1
Minority Interests                                                                     244.6                238.5
Shareholders' Equity:
     Common Stock (No par, 250.0 million shares authorized; 111.2 million shares issued in 1997 and 110.6 million shares
         issued in 1996)                                                               466.1                456.3
     Retained Income                                                                   451.3                426.7
     Cumulative Translation Adjustment                                                 (95.5)               (82.5)
     Unrealized Investment Gain                                                          1.4                  1.8
     Treasury Stock (9.6 million shares in 1997 and 8.0 million
         shares in 1996)                                                              (199.1)              (160.1)
                                                                                ------------         ------------
         Total Shareholders' Equity                                                    624.2                642.2
                                                                                ------------         ------------
Total Liabilities and Shareholders' Equity                                      $    2,447.6         $    2,409.4
                                                                                ============         ============

   See accompanying notes to condensed consolidated financial statements.

                      WHITMAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                                     -----------------------------
                                                                                       1997                 1996
                                                                                     --------             --------
                                                                                              (in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                           $   49.2             $   57.7
Adjustments to Reconcile to Net Cash Provided by Operating Activities:
     Depreciation and Amortization                                                       58.9                 59.0
     Other                                                                                9.5                  6.6
Changes in Assets and Liabilities, Exclusive of Acquisitions:
     Decrease in Receivables                                                             14.9                  1.6
     Increase in Inventories                                                            (32.9)               (36.2)
     Increase in Payables                                                                 9.9                 22.6
     Net Change in Other Assets and Liabilities                                          (0.5)                 5.2
                                                                                     --------             --------
Net Cash Provided by Continuing Operations                                              109.0                116.5
Net Cash Used in Discontinued Operations                                                 (5.8)                (9.1)
                                                                                     --------             --------
     Net Cash Provided by Operating Activities                                          103.2                107.4
                                                                                     --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Investments, Net                                                                (59.1)               (61.1)
Acquisitions and Investments in Joint Ventures                                          (44.1)               (21.6)
Purchases of Investments                                                                (28.8)               (65.1)
Proceeds from Sales of Investments                                                       40.7                 74.1
                                                                                     --------             --------
     Net Cash Used in Investing Activities                                              (91.3)               (73.7)
                                                                                     --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Long-Term Debt                                                 78.2                   --
Repayment of Long-Term Debt                                                             (67.7)                (0.9)
Net Borrowings from Bank Lines of Credit and
     Commercial Paper                                                                    19.0                  1.8
Net Change in Notes Payable                                                              (0.1)                 9.6
Common Dividends                                                                        (22.4)               (21.1)
Treasury Stock Purchases                                                                (37.0)               (23.1)
Issuance of Common Stock                                                                  2.4                 12.5
                                                                                     --------             --------
     Net Cash Used in Financing Activities                                              (27.6)               (21.2)
                                                                                     --------             --------
Effects of Exchange Rate Changes on Cash and Cash Equivalents                            (1.4)                 0.1
                                                                                     --------             --------
Change in Cash and Cash Equivalents                                                     (17.1)                12.6
Cash and Cash Equivalents at January 1                                                   76.8                 53.3
                                                                                     --------             --------
Cash and Cash Equivalents at June 30                                                 $   59.7             $   65.9
                                                                                     ========             ========

  See accompanying notes to condensed consolidated financial statements.

                      WHITMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1. The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although the Registrant believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of results for the interim periods presented.

 2. In June, 1997, the Registrant announced that its Board of Directors had approved a plan to spin off Hussmann Corporation (Hussmann) and Midas International Corporation (Midas) to Whitman shareholders. This plan is subject to receipt of a ruling (the "Ruling") by the Internal Revenue Service that the transaction would be non-taxable to the Registrant and its shareholders, as well as market conditions at the time of the spin-off. The Registrant has elected to continue to report Hussmann and Midas as part of continuing operations for the period ending June 30, 1997.

    The Registrant also announced that it is likely to incur some special charges to income as part of these transactions. The nature, size or timing of such charges has not yet been determined.

3. Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows:

                                               Six Months Ended
                                                   June 30,
                                              ------------------
                                               1997        1996
                                              ------      ------
                                                 (in millions)

         Interest Paid                        $ 36.4      $ 35.6
         Interest Received                       3.0         2.3
         Income Taxes Paid, net                 26.8        29.4

 4. As of June 30, 1997, the components of inventory were approximately: raw materials and supplies -- 33.4 percent; work in process -- 18.2 percent; and finished goods -- 48.4 percent.

 5. In January, 1997, the SEC released amended Rule 4-08 of Regulation S-X (General Notes to the Financial Statements), as part of Release No. 33-7386, requiring additional disclosure with respect to accounting policies followed in connection with the accounting for derivative financial instruments and derivative commodity instruments. This disclosure is required for all periods ending after June 15, 1997, unless a registrant's most recent Form 10-K is in compliance. The Release also added Item 305 to Regulation S-K to require quantitative and qualitative disclosures outside the financial statements about market risk inherent in derivative and other financial instruments. The requirements of Item 305 become effective for non-bank registrants with market capitalization in excess of $2.5 billion at January 28, 1997, for filings that include annual financial statements for periods ending after June 15, 1997. For registrants with market capitalization under $2.5 billion, the requirements of Item 305 become effective for filings that include annual financial statements for periods ending after June 15, 1998. The Registrant believes it is currently in compliance with amended Rule 4-08 of Regulation S-X in its most recent Form 10-K. Based on the Registrant's market capitalization being under $2.5 billion on January 28, 1997, the requirements of Item 305 will commence with its Form 10-K for the period ended December 31, 1998, at which time the additional requirements of Item 305 will be addressed.

 6. In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") no. 128, "Earnings per Share" (Statement So. 128). Statement No. 128 specifies the computation, presentation and disclosure requirements for earnings per share and will be effective for interim and annual periods ending after December 15, 1997. Commencing with its annual financial statements for the year ended December 31, 1997, the Registrant will adopt this statement as required and its adoption is not expected to have a material effect on the Registrant's reported earnings per share.

 7. In June, 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" (Statement No. 130). Statement No. 130 establishes standards for disclosing comprehensive income and its components in a full set of general financial statements. Statement No. 130 is effective for both interim and annual periods beginning after December 15, 1997. The Registrant will adopt Statement No. 130 beginning in 1998.


 8. In June, 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement No. 131). Statement No. 131 establishes standards for disclosing information related to operating segments by superseding SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", and amending SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries", to remove the special disclosure requirements for previously unconsolidated subsidiaries. Statement No. 131 replaces the industry segment concept of Statement No. 14 with a management concept as the basis for identifying reportable segments. It also retains the requirement to report information about major customers. Statement No. 131 is effective for all periods beginning after December 15, 1997 and the Registrant believes the disclosures in the financial statements included in its most recent Form 10-K meet the requirements of Statement No. 131 relating to reportable segments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1997, the Registrant had cash and cash equivalents of $59.7 million, compared with $76.8 million at December 31, 1996.

      The Company's cash flow provided by continuing operations amounted to $109.0 million for the first six months of 1997, down from $116.5 million in the first six months of 1996. The decrease of $7.5 million primarily resulted from lower net income during the first six months of 1997. Cash used in discontinued operations principally represented disbursements related to environmental liabilities related to previously sold subsidiaries. Cash provided by operations, together with the cash received from the net borrowings of long-term debt, commercial paper and bank lines, was used primarily for capital expenditures, acquisitions and investments in joint ventures, dividends, and treasury stock purchases.

      Cash used in investing activities totaled $91.3 million in the first six months of 1997, compared with $73.7 million for the same period of 1996. Net capital spending of $59.1 million during the first six months of 1997 was at essentially the same level as during the comparable period of 1996. Cash used for acquisitions and investments in joint ventures of $44.1 million in the first six months of 1997 included Pepsi General's acquisition of the St. Petersburg, Russia bottling operations, Hussmann's acquisition of a seventy percent interest in Fast Frio do Brazil, and Midas' acquisition of eleven franchise shops in Utah. In 1996, $21.6 million was spent for additional investments in the Pepsi-Cola bottling facilities of the manufacturing joint venture in Poland. Purchases and sales of investments principally related to the Registrant's insurance subsidiary, which provides certain levels of insurance for Whitman's various operating companies. Funds provided by the operating companies are invested by the insurance subsidiary and proceeds from sales are often used by the insurance company to pay claims. A substantial portion of the purchases and sales of such investments are reinvested as the investments mature. During the first six months of 1997, the Registrant's insurance subsidiary liquidated $10 million of its investment portfolio and loaned the proceeds to the Registrant. Proceeds from this loan were used for general corporate purposes.

      In the first six months of 1997, the Registrant had net borrowings of long-term debt, bank lines and commercial paper of $29.5 million, bringing the Registrant's total debt level to $961.3 million at June 30, 1997. Proceeds of $2.4 million were received from the issuance of common stock for stock options exercised during the first six months of 1997.

      At June 30, 1997, the Registrant had contractual bank lines of credit of $300.0 million and also maintained a $200.0 million commercial paper program, unchanged from December 31, 1996. Borrowings under these facilities totaled $19.0 at June 30, 1997, while no borrowings were made from either facility at December 31, 1996.

                              RESULTS OF OPERATIONS
              1997 SECOND QUARTER COMPARED WITH 1996 SECOND QUARTER

      Sales and revenues increased 4.1 percent to $803.6 million in the second quarter of 1997 compared with the same period of 1996. Revenue increases were reported by Pepsi General and Hussmann, while Midas reported a slight decline in sales and revenues during the quarter, as summarized below:

                                       Quarter Ended
                                          June 30,
                                   ---------------------           %
                                    1997           1996          Change
                                   ------         ------         ------
                                       (in millions)

      Pepsi General               $ 392.5        $ 384.5          2.1
      Midas                         160.3          161.7         (0.9)
      Hussmann                      250.8          226.0         11.0
                                  -------        -------

      Total Sales and Revenues    $ 803.6        $ 772.2          4.1
                                  =======        =======

      Pepsi General's revenues increased $8.0 million, principally resulting from a $10.2 million increase in international sales during the quarter. The international sales growth was attributable to Pepsi General's expansion into the newly acquired territories of the St. Petersburg area of Russia and the Baltics. Domestic case sales increased just over five percent in the quarter, but were essentially offset by a decrease in the average net selling price on such volume, reflecting very competitive market conditions. Midas' revenues decreased by $1.4 million during the quarter resulting from weak demand in the domestic retail and wholesale automotive replacement markets. Hussmann's revenues increased $24.8 million during the quarter, primarily the result of strong demand in North America (U.S. and Canada), partially offset by lower revenues in the U.K., where the demand remained extremely sluggish, and in Mexico, reflecting an unfavorable shift in product mix to lower priced beverage coolers.

      Gross profit improved 0.4 percent to $283.6 million, primarily reflecting the increase in sales. Gross profit margins, however, declined to 35.3 percent in 1997 from 36.6 percent in 1996. The decline primarily resulted from the competitive pricing conditions in Pepsi General's markets during the current quarter, as well as a decline in margins at Hussmann's North American operations, where price increases have not been sufficient to offset higher material and labor costs, due in part to the customer mix moving towards higher volume supermarket chains.

      Selling, general & administrative (S,G&A) expenses increased $14.6 million, or 8.3 percent, resulting from the increase in sales volumes, including higher distribution costs at Pepsi General, higher operating expenses at Midas, as well as other cost increases. Additionally, S,G&A expenses at Pepsi General included a charge for $2.7 million related to a reduction in staff. S,G&A expenses represented 23.7 percent of sales in second quarter of 1997, up one percentage point from the same period of 1996.

      Operating income decreased $13.7 million, or 13.4 percent, to $88.2 million in the second quarter of 1997, with reductions being reported by each of the Registrant's three major subsidiaries. Operating income for the Registrant's three major subsidiaries and corporate administrative expenses are summarized below:

                                              Quarter Ended
                                                 June 30,
                                          ---------------------         %
                                           1997           1996        Change
                                          ------         ------       ------
                                               (in millions)

      Pepsi General                       $ 49.1         $ 57.2       (14.2)
      Midas                                 22.0           27.2       (19.1)
      Hussmann                              21.3           21.8        (2.3)
                                          ------         ------
      Subsidiary Operating Income           92.4          106.2       (13.0)
      Corporate Administrative Expenses     (4.2)          (4.3)        2.3
                                          ------        -------

      Total Operating Income              $ 88.2         $101.9       (13.4)
                                          ======         ======

      Pepsi General's operating earnings decreased by $8.1 million, with domestic earnings down $5.8 million, or 9.6%, primarily due to the adverse effects of lower pricing. Included in the second quarter results were operating losses of $5.7 million in its international operations compared with losses of $3.4 million in the second quarter of 1996, with the increased losses coming from the newly acquired territories in Russia and the Baltics. Midas' operating earnings declined $5.2 million due to the soft demand domestically in both the retail and wholesale markets, a continuing shift to a less profitable sales mix and higher operating expenses. Hussmann's operating earnings were down $0.5 million, or 2.3 percent, from last year. The lower earnings reflected the effects of lower sales in the U.K. and a less favorable product mix in Mexico, which more than offset record performances in North America, where operating income rose 11 percent in the quarter.

      Net interest expense of $16.9 million in the second quarter of 1997 was unchanged from the same period last year. The effects of higher debt levels were essentially offset by lower weighted average interest rates during the quarter.

      Other expense, net, increased $1.3 million to $6.0 million in the second quarter of 1997. There were no individually significant items in the increase in net expense during the quarter.

                              RESULTS OF OPERATIONS
            1997 FIRST SIX MONTHS COMPARED WITH 1996 FIRST SIX MONTHS

      Sales and revenues increased 3.3 percent to $1,477.7 million in the first six months of 1997 compared with the same period of 1996. Revenue increases were reported by all three major subsidiaries of the Registrant, as summarized below:

                                         Six Months Ended
                                              June 30,
                                     --------------------------       %
                                       1997              1996       Change
                                     --------          --------     ------
                                           (in millions)

      Pepsi General                  $  726.0          $  717.2       1.2
      Midas                             302.3             292.3       3.4
      Hussmann                          449.4             420.6       6.8
                                     --------          --------

      Total Sales and Revenues       $1,477.7          $1,430.1       3.3
                                     ========          ========

      Pepsi General's revenues increased $8.8 million, including a $9.7 million increase in international sales. The international sales growth was attributable to Pepsi General's expansion into the newly acquired territories in Russia and the Baltics. Domestically, case volume increased 4.4 percent during the first half of the year, but was essentially offset by a 4.3 percent reduction in the average net selling price on such volume. Midas' revenues increased $10.0 million during the first six months of 1997, with the increase occurring entirely during the first quarter of 1997. The increased revenues principally resulted from an additional selling week during the first quarter, a brake program promotion in the U.S. and higher revenues in Canada and Europe. Hussmann's sales increased $28.8 million during the first half of 1997, reflecting strong demand for supermarket equipment in North America and additional revenues from the Brazilian operation acquired during the first quarter of 1997. These increases were offset by lower sales in the U.K., down nearly 17 percent, and slightly lower sales in Mexico due to an unfavorable shift in product mix.

      Gross profit improved 1.7 percent to $520.6 million, primarily reflecting the benefits of higher revenues. Gross profit margins declined to 35.2 percent in 1997 from 35.8 percent in the comparable period of 1996. The decline primarily resulted from the competitive pricing conditions encountered by Pepsi General during the first six months, as well as increases in product costs in Hussmann's North American operations, which Hussmann was unable to offset with sufficient price increases, due in part to the shift in customer mix to high volume supermarket chains.

      S,G&A expenses increased $22.3 million, or 6.4 percent, with the increase reflecting higher distribution costs associated with the increase in sales volume at Pepsi General, higher operating expenses at Midas, including costs associated with the brake promotion program, as well as other cost increases. As previously noted, the S,G&A expenses at Pepsi General also included a charge for $2.7 million related to a reduction in staff. S,G&A expenses represented 25.0 percent of sales in the first half of 1997, up 0.7 percentage points from the same period of last year.

      Operating income decreased $13.8 million, or 8.9 percent, to $141.1 million in the first six months of 1997, with only Hussmann having an improved earnings performance. Operating income for the Registrant's three major subsidiaries and corporate administrative expenses are summarized below:

                                            Six Months Ended
                                                June 30,
                                         ----------------------          %
                                           1997          1996         Change
                                         --------      --------
                                              (in millions)

      Pepsi General                      $   84.3      $   95.3       (11.5)
      Midas                                  34.0          38.7       (12.1)
      Hussmann                               30.9          29.8         3.7
                                         --------      --------
      Subsidiary Operating Income           149.2         163.8        (8.9)
      Corporate Administrative Expenses      (8.1)         (8.9)        9.0
                                         --------      --------

      Total Operating Income             $  141.1      $  154.9        (8.9)
                                         ========      ========

      Pepsi General's operating earnings decreased by $11.0 million, principally resulting from the competitive pricing conditions in both its domestic and international markets, as well as losses from the recently acquired territories in Russia and the Baltic countries. Domestic earnings were down $7.1 million, or 6.9%, primarily due to the sharp decline in pricing. Included in the results for the first half were operating losses of $11.6 million related to its international operations, compared with losses of $7.7 million in the first six months of 1996, with the increase in operating losses primarily resulting from the newly acquired territories. Midas' operating earnings declined $4.7 million, due to soft demand domestically in both the retail and wholesale markets, a less favorable product mix and higher operating expenses. Hussmann's earnings improvement reflected strong product demand in its North American operations, where operating income was up nearly 18 percent, and improved results from the joint venture in China. These improved earnings were offset by lower earnings in the U.K., where market demand remained slow, and in Mexico, due to an unfavorable product mix compared with the previous year.

      Net interest expense was $33.6 million in the first half of 1997, up $1.0 million from the same period of last year, principally due to an increased level of debt.

      Other expense, net, increased $1.9 million to $10.6 million for the first six months of 1997 compared with the same period of 1996. The increase in other expense, net, was not related to any individually significant item.

WHITMAN CORPORATION AND SUBSIDIARIES
PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) May 1, 1997 Annual Meeting of Shareholders.

     (b) Election of Directors

         The   following   persons  were  elected  at  the  Annual   Meeting  of
         Shareholders held May 1, 1997, to serve as Directors for the ensuing year:

         Herbert M. Baum                            Charles W. Gaillard
         Bruce S. Chelberg                          Jarobin Gilbert, Jr.
         Richard G. Cline                           Victoria B. Jackson
         Pierre S. duPont                           Donald P. Jacobs
         Archie R. Dykes                            Charles S. Locke


     (c) Matters Voted Upon

         Proposal Number 1 (Election of Directors)
         To consider and vote upon election of the Registrant's directors.

         The following votes were recorded with respect thereto:

          Nominees                   Votes For               Votes Withheld

          Herbert M. Baum            90,785,632                 509,115
          Bruce S. Chelberg          90,788,297                 506,450
          Richard G. Cline           90,791,652                 503,095
          Pierre S. duPont           90,775,023                 519,724
          Archie R. Dykes            90,743,079                 551,668
          Charles W. Gaillard        90,767,463                 527,284
          Jarobin Gilbert, Jr.       90,744,081                 550,666
          Victoria B. Jackson        90,791,739                 503,088
          Donald P. Jacobs           90,755,114                 539,633
          Charles S. Locke           90,775,171                 519,576

         Proposal Number 2 (Independent Public Accountants)
         To consider and vote upon the proposal to ratify the selection of KPMG Peat Marwick LLP as the Registrant's independent public accountants.

         Votes For and Against and Abstentions on this matter were as follows:

             For                      Against                      Abstain

         90,933,736                   119,537                      241,474

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         12.  Statement of Calculation of Ratio of Earnings to Fixed Charges.

     (b) Reports on Form 8-K.

         None filed during the second quarter ended June 30, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 WHITMAN CORPORATION


Date: August 14, 1997            By: /s/ FRANK T. WESTOVER
     ----------------                --------------------------------
                                     Frank T. Westover
                                     Senior Vice President and Controller
                                     (As Chief Accounting Officer and Duly
                                     Authorized Officer of Whitman Corporation)