Form 10-Q
period 1997-09-30
WHITMAN CORP
filed 1997-11-14
CIK 49573

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

  /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______ to _______

                        Commission File Number 001-04710

                               WHITMAN CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                    36-6076573
-------------------------------------            ------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                 Identification Number)


3501 Algonquin Road, Rolling Meadows, Illinois               60008
----------------------------------------------              -------
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

     As of October 31, 1997, the Registrant had 101,523,259 outstanding shares (excluding treasury shares) of common stock, without par value, the Registrant's only class of common stock.

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

SIGNATURE

                      WHITMAN CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                  Quarter Ended              Nine Months Ended
                                                                  September 30,                September 30,
                                                            -------------------------    --------------------------
                                                               1997           1996          1997           1996
                                                            ----------    ----------     ----------     -----------
                                                                     (in millions, except per share data)
Sales and Revenues                                          $    898.4    $    856.7     $  2,376.1     $  2,286.8
Cost of Goods Sold                                               578.2         548.7        1,535.3        1,467.0
                                                            ----------    ----------     ----------     ----------
    Gross Profit                                                 320.2         308.0          840.8          819.8
Selling, General and Administrative Expenses                     193.1         179.7          562.3          526.6
Amortization Expense                                               5.1           5.0           15.4           15.0
Special Charges                                                  107.7            --          107.7             --
                                                            ----------    ----------     ----------     ----------
  Operating Income                                                14.3         123.3          155.4          278.2

Interest Expense                                                 (18.3)        (17.5)         (54.7)         (53.2)
Interest Income                                                    1.5           1.5            4.3            4.6
Other Expense, Net                                                (4.8)         (4.5)         (15.4)         (13.2)
                                                            ----------    ----------     ----------     ----------
    Income (Loss) Before Income Taxes                             (7.3)        102.8           89.6          216.4

Income Tax Provisions                                             17.3          42.6           57.5           89.7
                                                            ----------    ----------     ----------     ----------
  Income (Loss) Before Minority Interests                        (24.6)         60.2           32.1          126.7

Minority Interests                                                 6.3           7.3           13.8           16.1
                                                            ----------    ----------     ----------     ----------
  Income (Loss) from Continuing Operations                       (30.9)         52.9           18.3          110.6
  Loss from Discontinued Operations                               (2.9)           --           (2.9)            --
                                                            ----------    ----------     ----------     ----------
    Net Income (Loss)                                       $    (33.8)   $     52.9     $     15.4     $    110.6
                                                            ==========    ==========     ==========     ==========
Average Number of Common Shares Outstanding                      103.2         106.1          103.3          106.8
                                                            ==========    ==========     ==========     ==========
Net Income (Loss) per Common Share:
  Continuing Operations                                          (0.30)         0.50           0.18           1.04
  Discontinued Operations                                        (0.03)           --          (0.03)            --
                                                            ----------    ----------     ----------     ----------
    Net Income (Loss)                                       $    (0.33)   $     0.50     $     0.15     $     1.04
                                                            ==========    ==========     ==========     ==========
Cash Dividends per Common Share                             $    0.115    $    0.105     $    0.335     $    0.305
                                                            ==========    ==========     ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                      WHITMAN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                 September 30,       December 31,
                                                                                     1997                1996
                                                                                --------------      -------------
                                                                                           (in millions)
ASSETS:
Current Assets:
  Cash and Cash Equivalents                                                     $       79.3        $       76.8
  Receivables, Net                                                                     469.4               396.9
  Inventories, Net                                                                     335.1               307.3
  Other Current Assets                                                                  78.8                74.0
                                                                                ------------        ------------
     Total Current Assets                                                              962.6               855.0
                                                                                ------------        ------------
Investments                                                                            173.7               181.3
Property (at Cost)                                                                   1,498.0             1,445.1
Accumulated Depreciation and Amortization                                             (747.0)             (710.8)
                                                                                ------------        ------------
     Net Property                                                                      751.0               734.3
                                                                                ------------        ------------
Intangible Assets, Net                                                                 497.6               553.8
Other Assets                                                                           108.6                85.0
                                                                                ------------        ------------
Total Assets                                                                    $    2,493.5        $    2,409.4
                                                                                ============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
  Short-Term Debt, Including Current Maturities of Long-Term Debt               $      143.8        $       94.3
  Accounts and Dividends Payable                                                       293.9               266.5
  Other Current Liabilities                                                            227.1               165.2
                                                                                ------------        ------------
     Total Current Liabilities                                                         664.8               526.0
                                                                                ------------        ------------
Long-Term Debt                                                                         797.8               837.5
Deferred Income Taxes                                                                   82.9                47.1
Other Liabilities                                                                      126.6               118.1
Minority Interests                                                                     249.2               238.5
Shareholders' Equity:
  Common Stock (Without par value, 250.0 million shares authorized;
     111.4 million shares issued at September 30, 1997 and 110.6 million
     shares issued at December 31, 1996)                                               470.7               456.3
     Retained Income                                                                   382.1               402.0
     Cumulative Translation Adjustments                                                (78.0)              (57.8)
     Unrealized Investment Gain                                                          2.5                 1.8
     Treasury Stock (9.9 million shares in 1997 and
         8.0 million shares in 1996)                                                  (205.1)             (160.1)
                                                                                ------------        ------------
Total Shareholders' Equity                                                             572.2               642.2
                                                                                ------------        ------------
Total Liabilities and Shareholders' Equity                                      $    2,493.5        $    2,409.4
                                                                                ============        ============

     See accompanying notes to condensed consolidated financial statements.

                      WHITMAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                     -------------------------------
                                                                                         1997              1996
                                                                                     -----------       -----------
                                                                                              (in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from Continuing Operations                                                    $      18.3       $     110.6
Adjustments to Reconcile to Net Cash Provided by Operating Activities:
  Depreciation and Amortization                                                             88.6              88.1
  Special Charges, Net of Tax, Not Affecting Cash                                           83.1                --
  Other                                                                                     15.8              12.2
Changes in Assets and Liabilities, Exclusive of Acquisitions:
  Increase in Receivables                                                                  (35.2)            (49.2)
  Increase in Inventories                                                                  (22.9)            (47.9)
  Increase in Payables                                                                      21.5              52.0
  Net Change in Other Assets and Liabilities                                                33.1              (5.3)
                                                                                     -----------       -----------
Net Cash Provided by Continuing Operations                                                 202.3             160.5
Net Cash Used in Discontinued Operations                                                    (8.0)            (10.8)
                                                                                     -----------       -----------
  Net Cash Provided by Operating Activities                                                194.3             149.7
                                                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Investments, Net                                                                   (97.5)            (95.5)
Acquisitions and Investments in Joint Ventures                                             (44.7)            (28.8)
Purchases of Investments                                                                   (35.6)            (88.0)
Proceeds from Sales of Investments                                                          48.4             165.1
                                                                                     -----------       -----------
  Net Cash Used in Investing Activities                                                   (129.4)            (47.2)
                                                                                     -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Long-Term Debt                                                    82.2             127.4
Repayment of Long-Term Debt                                                                (70.7)            (72.5)
Net Borrowings from Bank Lines of Credit and Commercial Paper                                 --              29.0
Net Change in Notes Payable                                                                 (2.0)              2.6
Common Dividends                                                                           (34.1)            (32.1)
Treasury Stock Purchases                                                                   (43.7)            (64.9)
Issuance of Common Stock                                                                     7.7              13.7
                                                                                     -----------       -----------
     Net Cash (Used in) Provided by Financing Activities                                   (60.6)              3.2
                                                                                     -----------       -----------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                                (1.8)              0.2
                                                                                     -----------       -----------
Change in Cash and Cash Equivalents                                                          2.5             105.9
Cash and Cash Equivalents at January 1                                                      76.8              53.3
                                                                                     -----------       -----------
Cash and Cash Equivalents at September 30                                            $      79.3       $     159.2
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

2. This report contains forward-looking statements which reflect management's expectations based on currently available information. Actual results are subject to future events and uncertainties, including without limitation, weather, economic and market conditions, exchange rates, availability of raw materials and competitive activities, which could cause actual results to differ significantly from any forward-looking statements made by the Company.

3. In June, 1997, the Company announced that its Board of Directors had approved a plan to spin off Hussmann Corporation ("Hussmann") and Midas International Corporation ("Midas") to Whitman shareholders. This plan is subject to receipt of a ruling (the "ruling") by the Internal Revenue Service ("IRS") that the transaction would be non-taxable to the Company and its shareholders, as well as market conditions at the time of the spin-off. The Company has decided to continue to report Hussmann and Midas as part of continuing operations pending receipt of the ruling and final action by the Board to spin off these companies.

4. In the third quarter of 1997, the Company recorded special charges of $107.7 million. Of the total, $67.6 million was recorded by Midas, principally related to its decision to franchise or close substantially all company-operated stores in the U.S. (119 stores are expected to be franchised and 16 stores are expected to be closed), to enhance some franchise programs and to reflect the impairment of certain assets. At Hussmann, charges totaled $30.7 million, primarily related to the write-off of intangibles at its U.K. operations. Pepsi-Cola General Bottlers, Inc. ("Pepsi General") incurred charges of $3.4 million, principally for asset write-downs in its foreign operations. Additionally, charges of $6.0 million were recorded at Whitman, the majority of which related to expenses associated with the proposed spin-offs. The after-tax impact of special charges recorded during the current quarter was $84.1 million ($83.5 million after minority interest).

     The Company expects additional special charges of approximately $60 to $65 million in the fourth quarter. Hussmann anticipates recording additional charges of approximately $25 million for the restructuring of its U.K. operations, as well as a reorganization of certain manufacturing operations in the U.S. The additional charges at Pepsi General, currently estimated to be approximately $11 million, will principally relate to the partial consolidation of its domestic divisions, including reductions in staffing levels. The balance of the charges expected in the fourth quarter primarily represents expenses related to staff reductions at Whitman.

     The following table summarizes the Registrant's special charges recorded during the quarter ended September 30, 1997 (unaudited and in millions):

                                                 Pepsi                                        Whitman
                                                General         Midas         Hussmann       Corporate      Total
                                               --------       --------        --------       ---------    --------
     Special Charges:
        Franchise or Close
          Company-Operated Stores              $     --       $   35.5 (a)    $     --       $     --     $   35.5
         U.K. Intangible Write-Off                   --            --             26.0             --         26.0
         Asset Write-Downs                          3.4           12.5              --            0.7         16.6
         Employee Related Costs                      --            4.4             0.7             --          5.1 (b)
         One-Time Franchise
           Enhancement Programs                      --           12.2              --            --          12.2
         Other                                       --            3.0             4.0            5.3         12.3
                                               --------       --------        --------       --------     --------
     Total                                     $    3.4       $   67.6        $   30.7       $    6.0     $  107.7
                                               ========       ========        ========       ========     ========

(a) Includes $4.7 million of termination benefits for 197 employees related to the decision to franchise or close substantially all company-operated stores. It is expected that substantially all staff reductions will be completed within one year, but no significant cash expenditures had been made as of the end of the third quarter of 1997.

(b) Termination benefits for 78 employees resulting from staff reductions. Substantially all staff reductions are expected to be completed by early 1998, but no cash expenditures had been made as of the end of the third quarter of 1997.

5. In the third quarter of 1997, the Company incurred a $2.9 million after-tax loss from discontinued operations arising from the settlement of income tax audits with the IRS for the tax years 1988 through 1991. The issues settled primarily related to previously discontinued operations, and as a result of the settlement, the Company has adjusted its deferred tax balances and written-off certain deferred tax assets related to previously discontinued operations resulting in the loss during the current quarter. The after-tax effect of the tax settlement on continuing operations was approximately $1 million, which has been reflected in the estimated effective tax rate for 1997. Included in the balance sheet at September 30, 1997 was a receivable of $42.8 million for the taxes to be refunded and estimated interest due, which were subsequently received during the month of October.

6. Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows:
                                                        Nine Months Ended
                                                           September 30,
                                                     -----------------------
                                                      1997             1996
                                                     ------           ------
                                                           (in millions)

                      Interest Paid                  $ 62.8           $ 59.4
                      Interest Received                (4.5)            (4.4)
                      Income Taxes Paid                52.1             72.6
                      Income Tax Refunds               (0.6)            (7.1)

7. As of September 30, 1997, the components of inventory were approximately: raw materials and supplies -- 31 percent; work in process -- 20 percent; and finished goods -- 49 percent.

8. The Company has determined that certain transactions related to periods prior to 1992 resulted in a misclassification between components of shareholders' equity. The financial statements have been restated to reflect this correction.

9. In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", effective for fiscal periods ending after December 15, 1997. Its adoption is not expected to have a material effect on the Registrant's reported earnings per share.

10. In June, 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). Statement No. 130 establishes standards for disclosing comprehensive income and its components in a full set of general financial statements. Statement No. 130 is effective for fiscal periods beginning after December 15, 1997. The Registrant will adopt Statement No. 130 in 1998, which will result in the inclusion in the statement of comprehensive income of (i) periodic adjustments arising from the translation of non-U.S. functional currency financial statements into U.S. dollars, and (ii) net changes in unrealized gains or losses on the investment in Northfield Laboratories Inc.

11. In June, 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement No. 131"). Statement No. 131 establishes standards for disclosing information related to operating segments by superseding SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", and amending SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries", to remove the special disclosure requirements for previously unconsolidated subsidiaries. The Registrant believes the disclosures in the financial statements included in its most recent Form 10-K meet the requirements of Statement No. 131 relating to reportable segments.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
                         LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Registrant had cash and cash equivalents of $79.3 million, compared with $76.8 million at December 31, 1996. The increase in cash during the first nine months of 1997 principally resulted from net cash provided by operating activities, the issuance of long-term debt and net proceeds from the sale of investments, partially offset by the repayment of debt, capital expenditures, acquisitions and investments in joint ventures, treasury stock purchases and common dividends.

     Cash flow from continuing operations amounted to $202.3 million for the first nine months of 1997, compared with $160.5 million in the first nine months of 1996. Income from continuing operations for the first nine months of 1997, excluding the impact of special charges, was $101.8 million, down $8.8 million from the same period in 1996. As discussed in Note 5 to the condensed consolidated financial statements, the Registrant recorded a receivable of $42.8 million, representing a tax settlement for the years 1988 through 1991, of which $10.2 million related to continuing operations. In addition, the Registrant adjusted its deferred tax balances in connection with the tax settlement. Excluding the impact of the tax settlement, cash used for primary working capital (defined as receivables and inventories, less payables) was $26.4 million, $18.7 million less than cash used during the comparable period in 1996. The change in other assets and liabilities, excluding the impact of the tax settlement, provided cash of $22.9 million in the first nine months of 1997, up $28.2 million from the cash used in the comparable period of 1996 of $5.3 million. Excluding the improved cash flow resulting from reduced estimated tax payments, there were no individually significant items accounting for the favorable change.

     Cash used in investing activities totaled $129.4 million in the first nine months of 1997, compared with $47.2 million for the same period of 1996. Capital investments, net of proceeds from asset sales, totaled $97.5 million during the first nine months of 1997, up $2.0 million from the same period of 1996. Cash used for acquisitions and investments in joint ventures of $44.7 million in the first nine months of 1997 primarily included Pepsi General's acquisition of the St. Petersburg, Russia bottling operations, Hussmann's acquisition of a seventy percent interest in a refrigeration company in Brazil, and Midas' acquisition of eleven franchise shops in Utah. Pepsi General invested an additional $3.8 million during the first nine months of 1997 in its manufacturing joint venture in Poland, compared with $28.8 million during the same period of 1996. Purchases and sales of investments principally related to the Registrant's insurance subsidiary, which provides certain levels of insurance for Whitman's various operating companies. Funds provided by the operating companies are invested by the insurance subsidiary and proceeds from sales are often used by the insurance company to pay claims. A substantial portion of the purchases and sales of such investments represent reinvestment of assets as the investments mature. During the first nine months of 1997, the Registrant's insurance subsidiary liquidated $10 million of its investment portfolio and loaned the proceeds to the Registrant. During the first nine months of 1996, a similar action was taken which resulted in the liquidation of $70 million of its investment portfolio and a loan of the proceeds to the Registrant. Proceeds from these loans were used for general corporate purposes and to reduce external indebtedness, respectively.

     In the first nine months of 1997, the Registrant had net borrowings of long-term debt, bank lines, commercial paper and notes payable of $9.5 million. The Registrant's total debt levels increased to $941.6 million at September 30, 1997, up from $931.8 million at December 31, 1996. Proceeds of $7.7 million were received from the issuance of common stock associated with stock options exercised during the first nine months of 1997.

     At September 30, 1997, the Registrant had contractual bank lines of credit of $300 million and also maintained a $200 million commercial paper program, which was unchanged from December 31, 1996. There were no borrowings under these facilities at either September 30, 1997 or December 31, 1996.

                              RESULTS OF OPERATIONS
               1997 THIRD QUARTER COMPARED WITH 1996 THIRD QUARTER

     Sales and revenues increased 4.9 percent to $898.4 million in the third quarter of 1997, compared with the same period of 1996. Sales and revenue increases were reported by Pepsi General and Hussmann, while Midas reported a reduction during the quarter, as summarized below:

                                           Quarter Ended
                                           September 30,
                                       -----------------------          %
                                         1997           1996          Change
                                       --------       --------       --------
                                           (in millions)

     Pepsi General                     $  452.9       $  426.5         6.2
     Midas                                161.7          168.7        (4.1)
     Hussmann                             283.8          261.5         8.5
                                       --------       --------
     Total Sales and Revenues          $  898.4       $  856.7         4.9
                                       ========       ========

     Pepsi General's revenues increased $26.4 million, including a $21.0 million increase in international sales. The international sales growth was primarily attributable to Pepsi General's expansion into the newly acquired territories of the St. Petersburg area of Russia and the Baltics. Domestic sales increased by
1.3 percent to $417.3 million. Domestic unit case volume increased 3.7 percent over the third quarter of 1996, led by higher sales to supermarkets. This increase in case volume was offset by a 2.8 percent decrease in average net selling price on such volume, compared with the third quarter of 1996, reflecting very competitive market conditions. Midas' revenues decreased $7.0 million, principally due to continued weak demand in the domestic retail and wholesale automotive replacement markets. Hussmann's revenues increased $22.3 million, primarily resulting from continued strong U.S. supermarket demand and sales of $6.8 million generated by the newly-acquired Brazilian operations.

     Gross profit improved 4.0 percent to $320.2 million, primarily due to the increase in sales. Gross profit margins, however, declined to 35.6 percent from
36.0 percent in 1996. The decline was due to lower average net selling prices in Pepsi General's markets, resulting from the competitive pricing conditions, partially offset by a reduction in packaging and sweetener costs. Hussmann reported a slight improvement in its gross profit margin but, due to its larger contribution to sales and lower margin products relative to Pepsi General and Midas, contributed to the decline in the consolidated margin. Midas reported an improvement in its margins resulting from an increase in the number of company-operated stores.

     Selling, general and administrative (S,G&A) expenses increased $13.4 million, or 7.5 percent, resulting from increased sales volume, including higher distribution and selling costs at Pepsi General, and higher expenses at Hussmann, due in part to the newly-acquired Brazilian operations and higher corporate expenses. S,G&A expenses represented 21.5 percent of sales in the third quarter of 1997, up 0.5 percentage points from the same period last year. Amortization expense did not change significantly.

     Operating income, before special charges of $107.7 million, decreased $1.3 million, or 1.1 percent, to $122.0 million in the third quarter of 1997, with increases at Pepsi General and Hussmann, offset by lower earnings at Midas. Operating income, including the special charges for the Registrant's three major subsidiaries, as well as corporate administrative expenses, are summarized below:

                                                     Quarter Ended
                                                     September 30,
                                                 ----------------------
                                                   1997          1996
                                                 --------      --------
                                                     (in millions)

  Pepsi General                                  $  67.8        $  70.2
  Midas                                            (43.6)          26.5
  Hussmann                                           0.8           30.4
                                                 -------        -------
      Subsidiary Operating Income                   25.0          127.1
  Corporate Administrative Expenses                (10.7)          (3.8)
                                                 -------        -------
      Operating Income                           $  14.3        $ 123.3
                                                 =======        =======

     Pepsi General's operating income, excluding special charges of $3.4 million, increased $1.0 million, with international operations earning a small profit in the quarter, compared with an operating loss of $1.4 million in the third quarter of 1996. Earnings in the U.S., excluding special charges, were down slightly in the current quarter to $71.1 million from $71.6 million in the third quarter of 1996. The decline reflected competitive market conditions, as well as the higher distribution and selling costs associated with the increase in volume. Midas' operating income, excluding special charges of $67.6 million, totaled $24.0 million, down $2.5 million from the comparable period of 1996. The decline occurred in Midas' U.S. operations, resulting from a combination of lower royalty revenues and wholesale product sales to Midas dealers, as well as higher selling, general and administrative expenses. Hussmann's operating income, excluding special charges of $30.7 million, increased $1.1 million from the third quarter of last year to $31.5 million. The increase primarily related to increased sales in the U.S. and Canada, where operating income, before special charges, was up 7.9 percent, reflecting the strong demand for supermarket equipment. Additionally, the U.K. operations, excluding special charges of $29.1 million, reported operating income of $0.5 million in the third quarter of 1997, compared with a loss of $0.9 million in the comparable period of 1996. However, Hussmann incurred higher corporate administrative expenses during the third quarter of 1997, which partially offset the favorable results in the U.S. and Canada and the U.K. The increase in such expenses included costs associated with implementation of an enterprise-wide information system. Corporate administrative expenses, excluding special charges, were $4.7 million for the third quarter of 1997, with the increase principally reflecting the timing of corporate expenses, as the level of expenses, excluding special charges, during the first nine months of 1997 was essentially flat with the comparable period in 1996.

     The special charges recorded during the third quarter are discussed further in Note 4 to the condensed consolidated financial statements.

     Net interest expense increased to $16.8 million in the third quarter of 1997 from $16.0 million in the third quarter of 1996, resulting from higher average debt levels, as the weighted average interest rates for the comparable periods remained essentially unchanged.

     Other expense, net, increased $0.3 million to $4.8 million in the third quarter of 1997. The increase was not related to any individually significant items.

                              RESULTS OF OPERATIONS
           1997 FIRST NINE MONTHS COMPARED WITH 1996 FIRST NINE MONTHS

     Sales and revenues increased 3.9 percent to $2,376.1 million in the first nine months of 1997, with revenue increases reported by each of the Registrant's three major subsidiaries, as summarized below:

                                        Nine Months Ended
                                          September 30,
                                    -------------------------          %
                                       1997           1996           Change
                                    ---------      ---------        --------
                                          (in millions)

  Pepsi General                     $ 1,178.9      $ 1,143.7          3.1
  Midas                                 464.0          461.0          0.7
  Hussmann                              733.2          682.1          7.5
                                    ---------      ---------
  Total Sales and Revenues          $ 2,376.1      $ 2,286.8          3.9
                                    =========      =========

     Pepsi General's revenues increased $35.2 million, or 3.1 percent, to $1,178.9 million in the first nine months of 1997, compared with the same period of 1996. The increase included $27.6 million of revenue from expansion into the newly-acquired territories in Russia and the Baltics. Domestic sales were essentially flat compared to the previous year, totaling $1,110.8 million. Case volume in the U.S. increased 4.1 percent over 1996. However, this increase was essentially offset by a 3.8 percent reduction in the domestic average net selling price on such volume. Midas' revenues increased slightly above a year ago, reflecting, among other factors, 40 weeks in 1997 compared with 39 weeks in 1996. Midas' relatively flat revenues reflected weak retail demand in the domestic retail market, a change in sales mix away from Midas' core services of mufflers, brakes, shocks and struts, and a decline in product sales to Midas dealers. Internationally, Midas' Canadian revenues were up 7.0 percent from the prior year due to improved demand. European revenues were essentially flat, as the growth in revenues in local currencies, reflecting an increase in the number of company-operated stores, was offset by the effects of unfavorable currency exchange rates. Hussmann's revenues increased $51.1 million, primarily driven by stronger demand for supermarket equipment in the U.S. and Canada. Latin American sales reflected $14.9 million of additional revenues from the Brazilian operations acquired during the first quarter of 1997 and improved demand for bottle coolers at Hussmann's Mexican operations.

     Gross profit improved 2.6 percent to $840.8 million, primarily due to the increase in sales and revenues. Gross profit margins declined to 35.4 percent in 1997 from 35.8 percent in the comparable period of 1996. The decline reflected increased product costs in Hussmann's U.S. and Canadian operations, which Hussmann was unable to offset with sufficient price increases, due in part to the shift in customer mix to high volume supermarket chains. The competitive pricing conditions encountered by Pepsi General also contributed to the lower gross profit margins.

     S,G&A expenses increased $35.7 million, or 6.8 percent, with the increase reflecting, among other factors, higher case volume at Pepsi General, higher operating expenses at Midas, including costs associated with a brake promotion program during the first quarter, and increased costs at Hussmann associated with the newly-acquired Brazilian operations, as well as other inflationary cost increases. Additionally, the S,G&A expenses at Pepsi General included a $2.7 million charge, recorded during the second quarter of 1997, related to staff reductions. S,G&A expenses represented 23.7 percent of sales in the first nine months of 1997, compared with 23.0 percent of sales in the same period last year. Amortization expense did not change significantly.

     Operating income, excluding special charges of $107.7 million, decreased $15.1 million, or 5.4 percent, to $263.1 million in the first nine months of 1997, with reductions at Pepsi General and Midas, partially offset by improved performance at Hussmann. Operating income for the Registrant's three
major   subsidiaries   and   corporate   administrative   expenses,    including
special charges, are summarized below:
                                                Nine Months Ended
                                                  September 30,
                                             -----------------------
                                               1997           1996
                                             --------       --------
                                                  (in millions)

  Pepsi General                              $ 152.1        $ 165.5
  Midas                                         (9.6)          65.2
  Hussmann                                      31.7           60.2
                                             -------        -------
      Subsidiary Operating Income              174.2          290.9
  Corporate Administrative Expenses            (18.8)         (12.7)
                                             -------        -------
  Operating Income                           $ 155.4        $ 278.2
                                             =======        =======

     In the first nine months of 1997, Pepsi General's operating earnings, excluding special charges of $3.4 million, were $155.5 million, $10.0 million below last year. This decrease was due to continued competitive pricing pressures in its domestic operations and start-up losses in the newly-acquired international markets. The competitive pricing pressures resulted in a reduction in domestic operating earnings, excluding special charges, of $7.7 million, or
4.4 percent, compared with the same period of 1996. Pepsi General's international operations, excluding special charges, reported operating losses of $11.5 million compared with $9.1 million a year ago, reflecting start-up losses in Russia and the Baltics. Midas' operating earnings, excluding special charges of $67.6 million, were $58.0 million, down $7.2 million the first nine months of 1996, due to continued weak retail demand, a less favorable product mix and higher S,G&A costs. Hussmann's operating earnings, excluding special charges of $30.7 million, were $62.4 million, up $2.2 million compared with the first nine months of 1996. This improvement was due to strong product demand for supermarket equipment in the U.S., offset by increased operating losses in the U.K., reflecting lower volume and manufacturing inefficiencies, and lower operating earnings in Mexico, due to an unfavorable product mix compared with the previous year. Corporate administrative expenses, excluding special charges of $6.0 million, were essentially flat compared with a year ago.

     Discussion of the special charges may be found in Note 4 to the condensed consolidated financial statements.

     Net interest expense increased by $1.8 million to $50.4 million in the first nine months of 1997, resulting from higher average debt levels, with no significant change in weighted average interest rates.

     Other expense, net, increased $2.2 million to $15.4 million in the first nine months of 1997. The increase was not related to any individually significant items.

WHITMAN CORPORATION AND SUBSIDIARIES
PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

        (a). Exhibits.

             12. Statement of Calculation of Ratio of Earnings to Fixed Charges.

        (b). Reports on Form 8-K.

             None filed during the third quarter ended September 30, 1997.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WHITMAN CORPORATION


Date:    November 14, 1997      By: /s/ FRANK T. WESTOVER
                                    Frank T. Westover
                                    Senior Vice President and Controller
                                    (As Chief Accounting Officer and Duly
                                    Authorized Officer of Whitman Corporation)