Form 10-K405
period 1997-12-31
WHITMAN CORP
filed 1998-03-20
CIK 49573

1997

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997.
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______.

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

        Registrant's telephone number, including area code(847) 818-5000
          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
-------------------------------      -------------------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     As of February 27, 1998, the aggregate market value of the registrant's common stock held by non-affiliates was $1,792.3 million. The number of shares of common stock outstanding at that date was 100,621,718 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                                           Part        Item
                                                          ------    ----------
1.   Whitman Corporation definitive proxy statement
     dated March 20, 1998 for the 1998 Annual Meeting
     of Shareholders.                                      III      10, 11, 12

                                     PART I

Item 1. BUSINESS.
GENERAL

     Whitman Corporation ("Whitman" or the "Company") through its principal operating company, Pepsi-Cola General Bottlers, Inc. ("General Bottlers"), is engaged in the production and distribution of Pepsi-Cola brand products and a variety of other non-alcoholic beverage products. General Bottlers is the world's largest independent franchised Pepsi-Cola bottler, accounting for about 12 percent of all Pepsi-Cola products sold in the U.S. It serves a significant portion of a twelve state region, primarily in the Midwest, with a customer base of approximately 25 million people. In the last three years, General Bottlers has more than doubled its potential market by signing exclusive franchise agreements with PepsiCo, Inc. ("PepsiCo") for the northern and western half of Poland during 1994, for the northwest portion of Russia, including St. Petersburg, at the end of 1996, and for Belarus and the Baltic states (Estonia, Latvia and Lithuania) in 1997. In 1987, Whitman entered into an agreement with PepsiCo whereby PepsiCo contributed cash and assets in exchange for a 20 percent interest in General Bottlers. While General Bottlers manages all phases of its operations, including pricing of its products, General Bottlers and PepsiCo exchange production, marketing and distribution information, benefiting both companies' respective efforts to lower costs, improve productivity and increase product sales. The Company was previously engaged in the refrigeration systems and equipment business conducted through Hussmann International, Inc.
("Hussmann") and in the automotive services business through Midas, Inc. ("Midas"). On January 30, 1998, the Company distributed to shareholders all of the common stock of Hussmann and Midas in tax-free spin-offs.

Forward-Looking Statements

     This annual report on Form 10-K contains forward-looking information which reflects management's expectations, estimates and assumptions, which were based on information available at the time this Form 10-K was prepared. Future results, performance or achievements of the Company may vary significantly from such information and are subject to future events and uncertainties, including, among other factors, weather, economic and market conditions, currency exchange rates, cost and availability of raw materials and competitive activities or other business conditions.

Marketing and Distribution

     General Bottlers' business is seasonal and subject to weather conditions, which have a significant impact on sales. In the United States, General Bottlers sells its products across a significant portion of a twelve state region, including: Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Missouri, Ohio, Tennessee, Virginia, West Virginia and Wisconsin. As part of its long-term strategy, General Bottlers will look to acquire additional domestic franchises, principally in the Midwest.
     In 1997, approximately 87 percent of General Bottlers' domestic volume was from Pepsi-Cola brand products, including: Pepsi, Diet Pepsi, Caffeine Free Pepsi, Caffeine Free Diet Pepsi, Wild Cherry Pepsi, Diet Wild Cherry Pepsi, Mountain Dew, Diet Mountain Dew, Caffeine Free Mountain Dew, Slice products, Mug Root Beer, Mug Cream Soda, All-Sport and Aquafina still water. General Bottlers also distributes other brands, including: Dr Pepper, 7-Up, Sunny Delight, Hawaiian Punch, Seagram's mixers, Ocean Spray, Lipton Tea, Frappuccino and Avalon spring water, which account for the remaining 13 percent of volume.
     In each market, General Bottlers sells approximately 320 different brand/package combinations through its three major channels: take-home, cold drink and fountain. The take-home segment includes supermarkets/grocery stores, convenience stores, gas stations, mass merchandisers, membership clubs and drug stores. The supermarkets/grocery stores channel, where General Bottlers is the market share leader in its territories, accounts for more than 45 percent of total domestic volume, but is also the most price competitive channel. The cold drink segment includes vending machines and coolers. The full service vending machines have the highest margin of any distribution channel, because it eliminates the middleman and enables General Bottlers to establish the retail price. General Bottlers owns a majority of the vending machines used to dispense its products and will continue to invest extensively in vending machines, specifically those dispensing 20 ounce non-returnable ("NR") bottles. The fountain segment includes fast-food accounts and other restaurants, hotels, hospitals, movie theaters and other commercial accounts. With PepsiCo's spin-off of its restaurant businesses, General Bottlers has been pursuing and will continue to aggressively pursue fountain opportunities.
     Volume growth has historically come from the supermarkets sector, where competition is intense. General Bottlers has recently begun to focus on obtaining more of its growth from higher margin channels, such as convenience stores, gas stations, vending machines and food service providers.
     The majority of General Bottlers' products are distributed by route sales people to retail outlets by truck. General Bottlers operates more than 1,300 routes in its 11 domestic sales divisions, 112 routes in Poland, and 37 routes in Russia and the Baltics. General Bottlers fleet includes more than 3,000 vehicles, the majority of which are owned. For several years, General Bottlers has been expanding its bulk distribution system, Pepsi Express, for larger customers in an effort to improve productivity. In Poland, General Bottlers continues to improve the efficiency of its delivery system by reducing routes (from 160 in 1996 down to the current 112) and implementing a pre-sell distribution system.
     General Bottlers pioneered the use of hand-held computers for route sales people and this system enables General Bottlers to process sales and orders more efficiently, allows for better inventory and discount controls, and enables sales personnel to handle a wider range of products more efficiently.

New Products

     During 1997, General Bottlers continued to expand its product lines by adding Sunny Delight from Proctor and Gamble and Frappuccino from Starbucks. Both products were very successful during their first year of introduction and will be rolled out in all divisions during 1998. In addition, General Bottlers added Aquafina, a new Pepsi brand still water product, to compliment its other bottled water product lines currently being distributed.
      As part of its long-term strategic goal to transform itself to a total beverage company and grow faster than the industry, General Bottlers will continue to look for products in the non-carbonated alternative beverage category to compliment its existing product offerings.

International Expansion

     In May, 1994, General Bottlers established a joint venture with PepsiCo's existing manufacturing operations and entered into a franchise agreement giving it the exclusive right to distribute products in the northern and western regions of Poland. These distribution rights cover 40 percent of the population, a market of approximately 16 million people.
     On December 31, 1996, General Bottlers acquired the assets of the St. Petersburg, Russia franchise from PepsiCo, which permits General Bottlers to produce and distribute Pepsi-Cola brand products in St. Petersburg, as well as the surrounding area in the northwest region of Russia, including Kaliningrad. In 1997, General Bottlers also acquired franchise rights for Belarus and the Baltic countries of Estonia, Latvia and Lithuania. Distribution in the Baltic countries began during the first quarter of 1997. These combined markets have a total population of approximately 30 million.
     By the end of 1997, General Bottlers had invested approximately $145 million in Eastern Europe, including Russia and the Baltics. Investments in these franchise territories during the next three years are expected to be approximately $75 million.
     The Company has experienced operating losses in Poland each year since beginning operations in 1994. In 1997, General Bottlers reduced its losses in Poland by one-third from $12 million to $8 million as it cut costs, introduced new products and changed its distribution system to a pre-sell system. General Bottlers expects to have additional operating losses during the next two years, but at levels below those incurred in 1997. Despite continued expansion in Russia and the Baltics, it is expected total international operating losses will be slightly lower in 1998, compared with operating losses of $15 million in 1997. General Bottlers expects to reach break-even in its international operations by as early as the year 2000. General Bottlers expects to find its best opportunity for long-term growth in these markets. The current industry per capita consumption in Russia and the Baltics is estimated to be approximately 100 8-ounce equivalents per year compared with approximately 400 in Western Europe and about 800 in the United States.

Bottling Contracts

     General Bottlers conducts its business primarily under bottling agreements with PepsiCo. These contracts give General Bottlers exclusive rights to produce, market and distribute Pepsi-Cola products in authorized containers and to use the related trade names and trademarks in the specified territories. These franchises require General Bottlers, among other things, to purchase its concentrate requirements solely from PepsiCo, at prices established by PepsiCo, and to promote diligently the sale and distribution of Pepsi brand products.
     Pepsi franchise agreements in the United States are issued in perpetuity, subject to termination only upon failure to comply with their terms. General Bottlers has similar arrangements with other companies whose brands it produces and distributes.
     Pepsi franchise agreements outside the United States are for fifteen years in duration. General Bottlers expects these agreements to be renewed prior to their termination.

Advertising

     General Bottlers benefits greatly from national advertising campaigns conducted by PepsiCo and the other beverage companies whose products it sells. General Bottlers also makes substantial advertising expenditures in its local markets, including the use of television, radio, print and billboards. General Bottlers also makes extensive use of in-store point-of-sale displays to reinforce the national and local advertising and to stimulate impulse purchases.

Raw Materials

     Excluding the water products, virtually all of General Bottlers' products use concentrates, which are supplied by the franchisors. In addition to concentrates, General Bottlers purchases sweeteners (e.g., fructose), cans, plastic bottles, closures, carbon dioxide and other packaging materials, including cardboard, for use in the production and packaging of Pepsi-Cola and other non-alcoholic beverages. All raw materials and supplies, excluding concentrates, are purchased from multiple suppliers. The packaging materials (bottles, cans, caps, closures, cartons and cases) are obtained from suppliers approved by the franchisors. General Bottlers obtains water for use in the domestic production process from publicly available sources.
     General Bottlers negotiates contracts for its sweetener and packaging material requirements to minimize fluctuations in costs and ensure the availability of those materials and supplies. The Company has entered into contracts, which include a significant portion of its expected requirements in 1998, for cans, plastic bottles and cardboard. During the first quarter of 1998, the Company was still in negotiations, which would cover substantially all of its 1998 fructose requirements. A final agreement is expected during the first or second quarter of 1998.
     In 1997, General Bottlers experienced lower costs for aluminum cans, plastic bottles and sweeteners, but it is expected that such costs will increase during 1998.
     The inability of suppliers to deliver concentrates or other products to General Bottlers could adversely affect operating results. None of the raw materials or supplies currently in use are in short supply, although factors outside of the control of General Bottlers could adversely impact the future availability of these supplies.

Competition

     Americans consume more soft drinks than any other beverage, including water. Competition among soft drinks of all kinds is intense, particularly in the principal cola drink market which accounts for approximately 60 percent of the total soft drink market. The carbonated soft drink market is dominated by Pepsi-Cola and Coca-Cola with a combined estimated market share of nearly 75 percent in 1997. Other major participants include Dr Pepper, 7-Up, Canada Dry and Royal Crown Cola.
     The non-alcoholic beverage business is also extremely competitive. General Bottlers competes with many forms of commercial beverages in addition to carbonated soft drinks, such as coffee, coffee drinks, tea, tea drinks, juices, juice drinks, milk, milk drinks and bottled water. The principal competitive factors in the carbonated soft drink industry are price, brand recognition and brand image. In the carbonated soft drink category the principal competition is Coca-Cola brand products.

Employees

     Whitman's continuing operations employed 6,381 people worldwide as of December 31, 1997. This included 5,340 people employed in the domestic operations and 1,041 people employed in the foreign operations. The Company is a party to collective bargaining agreements covering approximately 2,800 employees. Ten agreements covering approximately 800 employees will be renegotiated in 1998. Whitman regards its employee relations as generally satisfactory.

Government Regulations

     General Bottlers' domestic production and marketing, including container labeling, are subject to the rules and regulations of the United States Food and Drug Administration and other federal, state and local governmental agencies. State rules and regulations include beverage container deposit laws in Michigan, Iowa and the city of Columbia, Missouri. While the Company actively supports environmental and anti-litter programs, it also attempts to mitigate any impact resulting from the enactment of rules and regulations regarding deposits and restrictive packaging which could adversely affect the operating results of the Company. Such rules and regulations, if enacted, could adversely affect the operations of the Company.

Environmental Matters

     Whitman maintains a continuous program to facilitate compliance with federal, state and local laws and regulations relating to the discharge or emission of materials into, and other laws and regulations relating to the protection of, the environment. The capital costs of such compliance, including the costs of the modification of existing plants and the installation of new manufacturing processes incorporating pollution control technology, are not material.
     Under the agreement pursuant to which Whitman sold Pneumo Abex Corporation in 1988 and a subsequent settlement agreement entered into with Pneumo Abex in September, 1991, Whitman has assumed indemnification obligations for certain environmental liabilities of Pneumo Abex, net of any insurance recoveries. Pneumo Abex has been and is subject to a number of federal, state and local environmental cleanup proceedings, including proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") at off-site locations involving other major corporations which have also been named as potentially responsible parties ("PRPs"). Pneumo Abex also has been and is subject to private claims and several lawsuits for remediation of properties currently or previously owned by Pneumo Abex, and Whitman is subject to two such suits.
     There is significant uncertainty in assessing the total cost of remediating a given site and in determining any individual party's share in that cost. This is due to the fact that the Pneumo Abex liabilities are at different stages in terms of their ultimate resolution, and any assessment and determination are inherently speculative during the early stages, depending upon a number of variables beyond the control of any party. Additionally, the settlement of governmental proceedings or private claims for remediation invariably involves negotiations within broad cost ranges of possible remediation alternatives. Furthermore, there are significant timing considerations in that a portion of the expense involved and any resulting obligation of Whitman to indemnify Pneumo Abex may not be incurred for a number of years.
     In 1992, the United States Environmental Protection Agency ("EPA") issued a Record of Decision ("ROD") under the provisions of CERCLA setting forth the scope of expected remedial action at a Pneumo Abex facility in Portsmouth, Virginia. The EPA has estimated that the cost of the remedial action necessary to comply with an Amended ROD, issued in 1994, will total $31 million. In January, 1996, Pneumo Abex executed a Consent Decree with the EPA agreeing to implement remediation of areas associated with the former Portsmouth facility operations. Whitman management is optimistic that the cost of implementation of the remedy required by the Consent Decree will be less than the estimated cost set forth in the Amended ROD. Additionally, in a lawsuit brought against other PRPs that did not execute the Consent Decree, Pneumo Abex and Whitman have recovered approximately $3.1 million in settlements and have obtained a judgment, currently being appealed, against other financially viable PRPs for more than 40 percent of the past and future response costs at the Portsmouth site.
     Management believes that potential insurance recoveries may defray a portion of the expenses involved in meeting Pneumo Abex environmental liabilities. In November, 1992, Jensen-Kelly Corporation, a Pneumo Abex subsidiary, Pneumo Abex and certain other of its affiliates, and Whitman and certain of its affiliates, filed a lawsuit against numerous insurance companies in the Superior Court of California, Los Angeles County, seeking damages and declaratory relief for insurance coverage and defense costs for environmental claims. In 1997, Whitman and Pneumo Abex achieved settlements with several carriers, and although optimistic it will receive additional recoveries, Whitman is otherwise unable to predict the outcome of this litigation.
     In the opinion of management, the eventual resolution of these claims and litigation, considering amounts accrued, but excluding potential insurance recoveries, will not have a material adverse effect on Whitman's financial condition or the results of operations.

Item 2. PROPERTIES.

     General Bottlers' facilities include five bottling plants, four combination bottling/canning plants and four canning plants with a total manufacturing capacity of approximately 550,000 square feet. In addition, General Bottlers operates from 72 distribution facilities, including 16 distribution facilities located in Eastern Europe, with five new facilities added in portions of northwest Russia and the Baltics during 1997. Sixteen of the distribution facilities are leased and approximately 13 percent of General Bottlers' production is from its one leased domestic plant. The Company believes all facilities are adequately equipped and maintained and capacity is sufficient for its current needs. General Bottlers currently operates a fleet of more than 3,000 vehicles in the U.S. and nearly 700 vehicles in its international operations to service its existing routes.
     In addition, Whitman owns various industrial, commercial and residential real estate properties in the United States and a leasing company, which leases approximately 2,000 railcars, comprised of locomotives, flatcars and hopper cars, to the Illinois Central Railroad Company.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The common stock of the Company is listed and traded on the New York, Chicago and Pacific stock exchanges. The table below sets forth the reported high and low sales prices as reported for New York Stock Exchange Composite Transactions for Whitman common stock and indicates the Whitman dividends for each quarterly period for the years 1997 and 1996.

                                                     Common
                                      ------------------------------------
                                         High         Low         Dividend
                                      ---------    ---------      --------
1997:
-----
1st quarter                           $ 24.625     $ 21.625       $ 0.105
2nd quarter                             26.750       22.625         0.115
3rd quarter                             27.250       24.125         0.115
4th quarter                             28.125       24.250         0.115

1996:
-----
1st quarter                           $ 25.000     $ 21.750       $ 0.095
2nd quarter                             25.750       22.875         0.105
3rd quarter                             24.625       21.875         0.105
4th quarter                             25.125       22.375         0.105


     There were 16,948 shareholders of record at December 31, 1997.

Item 6. SELECTED FINANCIAL DATA.

     Included in Note 17 to the Consolidated Financial Statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

     The Company's net cash from operating activities increased by $133.0 million in 1997 to $270.2 million.
     Net cash provided by continuing operations remained strong, increasing by $7.0 million to $152.9 million. Income from continuing operations declined by $32.0 million, principally due to the impact of special charges, which reduced income by $31.6 million after income taxes and minority interest. The special charges required only a minimal use of cash during 1997, reducing cash by $2.4 million. Changes in primary working capital (defined as receivables and inventories less payables) required a net additional investment of $13.8 million in 1997 compared with a net reduction of $6.0 million in the prior year. Changes in the individual working capital accounts were not significant. A significant portion of the change in other assets and liabilities resulted from a recently settled audit with the Internal Revenue Service ("IRS") for the years 1988 through 1991. This settlement resulted in refunds of $44.7 million in 1997, of which $10.7 million was related to continuing operations.
     Net cash provided by discontinued operations improved by $126.0 million in 1997. The sharp increase principally resulted from the positive net cash flows from Hussmann and Midas, which were reclassified to discontinued operations in 1997, due in part to strong improvements in the management of working capital. The cash provided by discontinued operations in 1997 also included the remaining portion of the IRS audit settlement, discussed above, for the years 1988 through 1991. In addition, net cash provided by discontinued operations reflected environmental expenditures, net of insurance recoveries, related to previously sold subsidiaries.
     The Company invested $81.5 million, net of proceeds, in its operations during 1997 compared with a net investment of $85.6 million in the previous year. Included was $83.4 million for capital expenditure programs in 1997 compared with $87.2 million in the prior year. It is expected that capital spending in 1998, excluding acquisitions, will surpass 1997 levels due, in part, to planned increased investment in vending equipment, additional investment in information technology systems, as well as other anticipated capital programs. In 1997, General Bottlers acquired the Pepsi-Cola bottler in St. Petersburg from PepsiCo for $20.2 million. To support its international expansion, General Bottlers also invested $2.2 million and $30.6 million in its joint venture manufacturing operations in Poland in 1997 and 1996, respectively. The investment in the joint venture in 1996 included a new manufacturing facility near Poznan, Poland. Purchases and sales of investments principally relate to the Company's insurance subsidiary, which provides certain levels of insurance for General Bottlers and the now discontinued operations of Hussmann and Midas. Funds provided through premiums are invested by the insurance subsidiary and proceeds from the sale of investments are used by the insurance subsidiary to pay claims to the extent required. A substantial portion of the purchases and sales of such investments are reinvested as the investments mature. In 1997, the Company liquidated $10.0 million of the insurance subsidiary's investment portfolio, compared with a liquidation of $70.0 million in the previous year; the funds were used to reduce outside indebtedness and for general corporate purposes.
     During 1997, financing activities resulted in a net use of funds totaling $136.4 million compared with a net use of $113.3 million in 1996. The Company issued $75.0 million of long-term debt (see Note 6 to the Consolidated Financial Statements) during 1997, of which $25.0 million related to the acquisition and ongoing operating requirements of the newly acquired franchise in Russia. The remaining $50.0 million of debt issued in 1997 replaced debt which matured during the year. A total of $95.5 million of debt was repaid in 1997, including a $30.0 term loan scheduled to mature in 2000. As part of its ongoing share repurchase program, the Company repurchased 3.3 million shares of its stock for $82.1 million. During the previous year it used $93.2 million to acquire nearly
4.0 million shares. The Company paid dividends of $45.6 million in 1997, based on an annual cash dividend level of $0.45 per share compared with $42.9 million (annually $0.41 per share) in the previous year. The issuance of common stock from the exercise of stock options resulted in cash inflows of $11.8 million in 1997, compared with $14.6 million in 1996.
     At December 31, 1997, the Company had $300 million available under a contractual revolving credit facility and $200 million available under its commercial paper program. Neither facility was in use at December 31, 1997. The Company believes that with strong operating cash flows, its available lines of credit, cash received from Hussmann and Midas in connection with the spin-offs, and the potential for additional debt and equity offerings, it will have sufficient resources to fund its future growth and expansion, including funds for capital expenditures and possible acquisitions.

Operating Results -  1997 compared with 1996
--------------------------------------------

     For a description of the Company's major products and its principal markets, reference is made to Part I, Item 1, Business, and to Note 16, Segment Reporting, to the Consolidated Financial Statements.

Sales

     Sales increased by $56.1 million, or 3.7 percent, in 1997 to $1,557.5 million.
     Domestic sales increased by $12.9 million, or 0.9 percent, in 1997 to $1,464.0 million. Unit case volume (which represented approximately 88 percent of total sales) in the U.S. increased by 4.8 percent. The increase in volume principally reflected growth in Mountain Dew, Dr Pepper, Mug Root Beer and Sunny Delight, with Pepsi brand product sales volume being essentially flat with 1996. This increase in volume was offset to a large degree by lower average net selling prices. The average net selling price on this unit case volume fell 4.2 percent below the prior year, reflecting the extremely competitive pricing environment throughout General Bottlers' domestic markets, particularly in the supermarket channel.
     International sales increased by $43.2 million to $93.5 million. The increase principally reflected General Bottlers' expansion into newly acquired territories in Russia and the Baltics.

Gross Profit

     The Company's consolidated gross profit increased by $7.9 million, or 1.4 percent, to $584.9 million. The gross profit margin declined to 37.6 percent of sales in 1997 from 38.4 percent in 1996. This reduction principally reflected the adverse effects of the competitive pricing pressures in General Bottlers' domestic markets. The domestic gross profit margin declined by 0.4 percentage points to 38.7 percent. Contributing to the decline in the consolidated margin were lower margin sales in the newly acquired territories in Russia and the Baltics, reflecting an extremely competitive pricing environment and certain inefficiencies related to the start-up of these operations. Margins in Poland improved, reflecting the benefits of increased volume and manufacturing efficiencies. Internationally, the gross profit margin decreased by 0.7 percentage points to 19.1 percent from 19.8 percent in the previous year.

Selling, General and Administrative

     Selling, general and administrative (S,G&A) expenses increased by $22.9 million, or 6.2 percent, compared with the 3.7 percent increase in sales. As a result, S,G&A expenses increased to 25.0 percent of sales, compared with 24.4 percent in 1996. The higher level of expenses reflected, among other items, the start-up of operations in Russia and the Baltics, which accounted for more than half of the increase in S,G&A expenses. The increase in S,G&A expenses as a percent of sales also reflected the competitive pricing environment during 1997.
     Corporate administrative expenses, excluding special charges of $34.5 million, declined slightly from $17.5 million in 1996 to $16.9 million in 1997.
     The increase in amortization expense primarily resulted from the amortization of goodwill related to the acquisition in Russia.

Operating Income

     Operating income declined by $64.6 million, or 33.2 percent, to $130.2 million. The decrease was primarily the result of special charges incurred during the third and fourth quarters of 1997 totaling $49.3 million (see Note 3 to the Consolidated Financial Statements).
     General Bottlers' domestic operating income was down $24.1 million in 1997, or 10.7 percent, from the previous year to $200.3 million. Included in these results were special charges of $11.1 million, primarily related to the consolidation of its divisions. The lower earnings also reflected the effects of lower gross profit margins and higher distribution costs which were caused, in part, by higher unit case volumes.
     General Bottlers' international operating loss increased by $6.6 million from the previous year to $18.7 million, including special charges of $3.7 million in 1997. The increased operating losses also reflected start-up losses of $6.9 million in Russia and the Baltics, offset by improved results in Poland, which reduced its operating losses by approximately one-third.

Interest and Other Expenses

     Interest expense, net, did not change significantly on a year over year basis. Other expenses, net, decreased by $7.6 million, which was primarily attributable to an $8.7 million charge recorded in 1996, principally relating to asset write-downs at General Bottlers' joint venture in Poland.

Technology Systems and Year 2000 Issues

     As the year 2000 approaches, the Company recognizes customers' and shareholders' concerns regarding its systems and its ability to produce and distribute its products in an effective manner. The Company has identified which systems are not presently ready for the new millennium and has identified options available to make such systems ready for this change. In 1998, the Company will begin implementation of an integrated enterprise-wide resource planning ("ERP") system. The ERP implementation, while upgrading and expanding the capacity of existing systems, will make all financial systems year 2000 compliant. The Company expects to have system changes which address year 2000 exposures, including ERP financial systems implementation, in place and ready prior to January 1, 2000, with no significant disruption to its operations. The Company does not believe that the financial impact of making its systems year 2000 compliant will be material to the Company's financial position or results of operations.
     The Company recognizes the impact third parties have on its ability to achieve readiness for the year 2000. The Company is discussing year 2000 readiness with its key customers, suppliers and financial institutions.

Operating Results -  1996 compared with 1995
--------------------------------------------

Sales

     Sales increased by $52.7 million, or 3.6 percent, in 1996 to $1,501.4 million.
     Domestic sales increased by $37.2 million, or 2.6 percent, in 1996 to $1,451.1 million. Unit case volume (which represented approximately 88 percent of total sales) in the U.S. increased by 3.8 percent. The average net selling price on such volume fell approximately one percent below the prior year, reflecting the competitive pricing environment throughout the domestic markets during the latter half of the year.
     International sales increased by $15.5 million in 1996, or 44.5 percent, to $50.3 million. The increase in sales principally resulted from General Bottlers' continued expansion in Poland and reflected an increase in case volume, which rose 33.6 percent during 1996, as well as improved pricing.

Gross Profit

     The Company's consolidated gross profit increased by $38.8 million, or 7.2 percent, to $577.0 million. The gross profit margin improved to 38.4 percent of sales in 1996 from 37.2 percent in 1995. This improvement reflected the benefits of lower ingredient and packaging costs in General Bottlers' domestic operations, where the margin improved by 1.5 percentage points to 39.1 percent. Additionally, General Bottlers' international operations improved their gross profit margins by 2.3 percentage points to 19.8 percent, reflecting the benefits of higher volumes and pricing.

Selling, General and Administrative

     S,G&A expenses increased by $24.3 million, or 7.1 percent, compared with the 3.6 percent increase in sales. As a result, S,G&A expenses increased to 24.4 percent of sales, compared with 23.6 percent in 1995. The higher level of expenses included, among other items, the continued expansion of operations in Poland, which accounted for $4.7 million of the total increase in S,G&A expenses in 1996. The remaining increase principally resulted from higher selling expenses, including costs associated with the "Pepsi Stuff" program, which represented the largest promotion ever sponsored by PepsiCo. The increase in S,G&A expenses, as a percent of sales, also reflects the effects of the competitive pricing environment during the latter half of 1996. Corporate administrative expenses increased by $0.9 million to $17.5 million. There were no significant items which caused the increase.
     The increase in amortization expense was primarily attributable to a full year's impact of goodwill amortization related to the Cedar Rapids franchise acquisition made during 1995.

Operating Income

     Operating income increased by $13.7 million, or 7.6 percent, to $194.8 million.
     Domestically, General Bottlers' operating income increased $15.4 million, or 7.4 percent, to $224.4 million. The operating margin, as a percent of sales, increased to 15.5 percent from 14.8 percent in 1995. The improved domestic results reflected the benefits of higher sales volume, together with lower ingredient and packaging costs.
     Internationally, operating losses increased by $0.8 million to $12.1 million, as General Bottlers continued to expand and build its market position in Poland.

Interest and Other Expenses

     Interest expense declined by $2.1 million in 1996 to $68.2 million, resulting from lower average interest rates. Interest income increased by $2.1 million in 1996 to $3.0 million, due in part to loans made to General Bottlers' joint venture in Poland, as well as an increase in temporary funds available for short-term investment. The remaining decrease in interest expense, net, related to increased interest income on loans and advances to Hussmann and Midas, which were reclassified to discontinued operations in December, 1997. Other expenses, net, increased by $10.3 million, which was primarily attributable to an $8.7 million charge recorded in 1996, principally relating to asset write-downs at General Bottlers' joint venture in Poland.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Index to Financial Information.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.
                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Whitman incorporates by reference the information contained under the caption "Election of Directors" in its definitive proxy statement dated March 20, 1998, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended.
     The executive officers of Whitman and their ages as of March 1, 1998 were as follows:

                           Age              Position
                           ---              --------
Bruce S. Chelberg          63      Chairman and Chief Executive Officer
Thomas L. Bindley          54      Executive Vice President
Robert C. Cushing          45      Corporate Vice President and President,
                                    Pepsi-Cola General Bottlers, Inc.
Frank T. Westover          59      Senior Vice President-Controller
Lawrence J. Pilon          49      Senior Vice President-Human Resources
Charles H. Connolly        63      Vice President-Corporate Affairs and Investor
                                    Relations
William B. Moore           56      Vice President, Secretary and General Counsel

     Except as described in the following paragraph or as incorporated by reference to the Registrant's definitive proxy statement, all of the executive officers of Whitman have held positions which are the same or which involve substantially similar functions as indicated above during the past five years.
     Mr. Pilon joined Whitman Corporation as Senior Vice President-Human Resources in February, 1994. Prior to joining Whitman Corporation, Mr. Pilon served as Vice President-Human Resources and Secretary of National Intergroup, Inc. from June, 1986 to January, 1994. In 1997, Mr. Cushing became President of Pepsi-Cola General Bottlers, Inc. and Corporate Vice President of Whitman Corporation. Mr. Cushing joined General Bottlers in 1984 and has subsequently held various executive positions, serving as Executive Vice President-Marketing and Strategic Planning from 1996-1997.

Item 11. EXECUTIVE COMPENSATION.

     Whitman incorporates by reference the information contained under the caption "Executive Compensation" and the last paragraph under the caption "General Information" in its definitive proxy statement dated March 20, 1998, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Whitman incorporates by reference the information contained under the captions "Principal Shareholders" and "Securities Ownership of Directors and Executive Officers" in its definitive proxy statement dated March 20, 1998, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) See Index to Financial Information and Exhibit Index.

     (b) Through December 31, 1997, no reports on Form 8-K were filed subsequent to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of March, 1998.

                                    WHITMAN CORPORATION

                                    By:  /s/ FRANK T. WESTOVER
                                         --------------------------------
                                         Frank T. Westover
                                         Senior Vice President-Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on the 20th day of March, 1998.

     Signature                      Title

*   Bruce S. Chelberg               Chairman and Chief
    ------------------------        Executive Officer and Director
    BRUCE S. CHELBERG               (principal executive officer)

*   Thomas L. Bindley               Executive Vice President
    ------------------------        (principal financial officer)
    THOMAS L. BINDLEY

    /s/ FRANK T. WESTOVER           Senior Vice President-Controller
    ------------------------        (principal accounting officer)
    FRANK T. WESTOVER

*   Herbert M. Baum                 Director
    ------------------------
    HERBERT M. BAUM

*   Richard G. Cline                Director     *By:  /s/ FRANK T. WESTOVER
    ------------------------                            ---------------------
    RICHARD G. CLINE                                   Frank T. Westover
                                                       Attorney-in-Fact
*   Pierre S. duPont                Director           March 20, 1998
    ------------------------
    PIERRE S. du PONT

*   Archie R. Dykes                 Director
    ------------------------
    ARCHIE R. DYKES

*   Charles W. Gaillard             Director
    ------------------------
    CHARLES W. GAILLARD

*   Jarobin Gilbert, Jr.            Director
    ------------------------
    JAROBIN GILBERT, JR.

*   Victoria J. Gregoricus          Director
    ------------------------
    VICTORIA J. GREGORICUS

*   Donald P. Jacobs                Director
    ------------------------
    DONALD P. JACOBS

*   Charles S. Locke                Director
    ------------------------
    CHARLES S. LOCKE

                      WHITMAN CORPORATION AND SUBSIDIARIES



                             ----------------------

                              FINANCIAL INFORMATION


                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                       FISCAL YEAR ENDED DECEMBER 31, 1997

                      WHITMAN CORPORATION AND SUBSIDIARIES
                         INDEX TO FINANCIAL INFORMATION




Statement of Financial Responsibility

Independent Auditors' Report

Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

Consolidated Balance Sheets as of December 31, 1997 and December 31, 1996

Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements

Selected Financial Data

Financial Statement Schedules:

     Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or related notes.

                      STATEMENT OF FINANCIAL RESPONSIBILITY

     The consolidated financial statements of Whitman Corporation and subsidiaries have been prepared by management which is responsible for their integrity and content. These statements have been prepared in accordance with generally accepted accounting principles and include amounts which reflect certain estimates and judgments by management. Actual results could differ from these estimates.
     The Board of Directors, acting through the Audit Committee of the Board, has responsibility for determining that management fulfills its duties in connection with the preparation of these consolidated financial statements. The Audit Committee meets periodically and privately with the Independent Auditors and with the internal auditors to review matters relating to the quality of the financial reporting of the Company, the related internal controls and the scope and results of their audits. The Committee also meets with management and the internal audit staff to review the affairs of the Company.
     To meet management's responsibility for the fair and objective reporting of the results of operations and financial condition, the Company maintains systems of internal controls and procedures to provide reasonable assurance of the reliability of its accounting records. These systems include written policies and procedures, a substantial program of internal audit and the careful selection and training of its financial staff.
     The Company's Independent Auditors, KPMG Peat Marwick LLP, are engaged to audit the consolidated financial statements of the Company and to issue their report thereon. Their audit has been conducted in accordance with generally accepted auditing standards. Their report appears on the following page.

                          INDEPENDENT AUDITORS' REPORT



THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF WHITMAN CORPORATION:

     We have audited the accompanying consolidated balance sheets of Whitman Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Whitman Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP

KPMG Peat Marwick LLP
Chicago, Illinois
January 16, 1998

Whitman Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31
(in millions, except for earnings per share)                                            1997         1996         1995
                                                                                     ----------   ----------   ----------
Sales                                                                                $  1,557.5   $  1,501.4   $  1,448.7
Cost of goods sold                                                                        972.6        924.4        910.5
                                                                                     ----------   ----------   ----------
   Gross profit                                                                           584.9        577.0        538.2
Selling, general and administrative expenses                                              389.7        366.8        342.5
Amortization expense                                                                       15.7         15.4         14.6
Special charges (Note 3)                                                                   49.3           --           --
                                                                                     ----------   ----------   ----------
   Operating income                                                                       130.2        194.8        181.1
Interest expense, net (Note 4)                                                            (42.3)       (41.5)       (47.6)
Other expense, net                                                                        (18.0)       (25.6)       (15.3)
                                                                                     ----------   ----------   ----------
   Income before income taxes                                                              69.9        127.7        118.2
Income taxes (Note 5)                                                                      37.9         61.1         52.8
                                                                                     ----------   ----------   ----------
   Income from continuing operations before minority interest                              32.0         66.6         65.4
Minority interest                                                                          16.2         18.8         18.6
                                                                                     ----------   ----------   ----------
   Income from continuing operations                                                       15.8         47.8         46.8
   Income (loss) from discontinued operations after taxes (Note 2)                        (11.7)        91.6         86.7
                                                                                     ----------   ----------   ----------
   Net income                                                                        $      4.1   $    139.4   $    133.5
                                                                                     ==========   ==========   ==========

Average number of common shares outstanding - Basic                                       101.6        104.8        104.9
                                                                                     ==========   ==========   ==========
Average number of common shares outstanding - Diluted                                     102.9        106.0        106.0
                                                                                     ==========   ==========   ==========

Income (Loss) Per Common Share - Basic:
Continuing operations                                                                $     0.16   $     0.46   $     0.44
Discontinued operations                                                                   (0.12)        0.87         0.83
                                                                                     ----------   ----------   ----------
Net income                                                                           $     0.04   $     1.33   $     1.27
                                                                                     ==========   ==========   ==========

Income (Loss) Per Common Share  - Diluted:
Continuing operations                                                                $     0.15   $     0.45   $     0.44
Discontinued operations                                                                   (0.11)        0.87         0.82
                                                                                     ----------   ----------   ----------
Net income                                                                           $     0.04   $     1.32   $     1.26
                                                                                     ==========   ==========   ==========
Cash dividends per common share                                                      $     0.45   $     0.41   $     0.37
                                                                                     ==========   ==========   ==========

The following notes are an integral part of these statements.

Whitman Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

As of December 31
(in millions)                                                                                        1997         1996
                                                                                                  ----------   ----------
ASSETS:
Current assets:
   Cash and cash equivalents                                                                      $     52.4   $      4.7
   Receivables, net of allowance for doubtful accounts of $3.4 million in 1997 and
      $1.7 million in 1996                                                                             131.7        125.4
   Inventories:
      Raw materials and supplies                                                                        28.1         23.8
      Finished goods                                                                                    41.8         40.2
                                                                                                  ----------   ----------
         Total inventories                                                                              69.9         64.0
   Other current assets                                                                                 36.3         47.9
   Net current assets of companies held for disposition                                                270.5        356.1
                                                                                                  ----------   ----------
        Total current assets                                                                           560.8        598.1
                                                                                                  ----------   ----------
Investments                                                                                            157.0        176.6
Property (at cost):
     Land                                                                                               14.9         15.7
     Buildings and improvements                                                                        161.3        148.4
     Machinery and equipment                                                                           702.0        666.5
                                                                                                  ----------   ----------
        Total property                                                                                 878.2        830.6
     Accumulated depreciation and amortization                                                        (471.6)      (447.0)
                                                                                                  ----------   ----------
        Net property                                                                                   406.6        383.6
                                                                                                  ----------   ----------
Goodwill, net of accumulated amortization of $140.8 million in 1997 and
   $125.1 million in 1996                                                                              462.6        469.2
Other assets                                                                                            49.5         33.8
Net non-current assets of companies held for disposition                                               393.2        419.3
                                                                                                  ----------   ----------
     Total assets                                                                                 $  2,029.7   $  2,080.6
                                                                                                  ==========   ==========

The following notes are an integral part of these statements.

Whitman Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

As of December 31
(in millions)                                                                                        1997         1996
                                                                                                  ----------   ----------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Short-term debt, including current maturities of long-term debt                                $    282.5   $     85.5
   Accounts and dividends payable                                                                       97.8        100.8
   Income taxes payable                                                                                  2.9          3.0
   Accrued expenses:
     Salaries and wages                                                                                 16.1         18.3
     Interest                                                                                           20.7         21.0
     Other                                                                                              70.0         41.2
                                                                                                  ----------   ----------
        Total current liabilities                                                                      490.0        269.8
                                                                                                  ----------   ----------
Long-term debt                                                                                         604.7        821.7
Deferred income taxes                                                                                   75.4         30.7
Other liabilities                                                                                       98.4         85.2
Minority interest                                                                                      221.5        231.0
Shareholders' equity:
   Common stock  (without par, 250.0 million  shares  authorized;  111.7 million
     issued at December 31, 1997 and 110.6 million issued at December 31, 1996)                        478.2        456.3
   Retained income                                                                                     363.4        402.0
   Cumulative translation adjustment                                                                   (78.8)       (57.8)
   Unrealized investment gain                                                                            0.2          1.8
   Treasury stock (10.6 million shares at December 31, 1997 and 8.0 million shares at
     December 31, 1996)                                                                               (223.3)      (160.1)
                                                                                                  ----------   ----------
     Total shareholders' equity                                                                        539.7        642.2
                                                                                                  ----------   ----------

     Total liabilities and shareholders' equity                                                   $  2,029.7   $  2,080.6
                                                                                                  ==========   ==========

The following notes are an integral part of these statements.

Whitman Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31
(in millions)                                                                            1997          1996        1995
                                                                                      ---------     ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                                                     $    15.8    $    47.8    $    46.8
Adjustments to reconcile to net cash provided by operating activities:
   Depreciation and amortization                                                           73.8         75.2         70.6
   Special charges not affecting cash                                                      46.9           --           --
   Other                                                                                   16.5         25.3         13.4
Changes in assets and liabilities, exclusive of acquisitions:
   (Increase) decrease in receivables                                                      (5.8)         2.4          6.9
   (Increase) decrease in inventories                                                      (2.4)         1.8         (8.8)
   Increase (decrease) in payables                                                         (5.6)         1.8          7.6
   Net change in other assets and liabilities                                              13.7         (8.4)       (19.7)
                                                                                      ---------    ---------    ---------
Net cash provided by continuing operations                                                152.9        145.9        116.8
Net cash provided by (used in) discontinued operations                                    117.3         (8.7)         1.5
                                                                                      ---------    ---------    ---------
   Net cash provided by operating activities                                              270.2        137.2        118.3
                                                                                      ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments                                                                       (83.4)       (87.2)      (111.1)
Proceeds from sales of property                                                             1.9          1.6          7.8
Companies acquired, net of cash acquired                                                  (20.2)          --        (52.7)
Investments in joint ventures, net                                                         (2.2)       (30.8)       (18.6)
Purchases of investments                                                                  (38.8)       (92.1)      (221.2)
Proceeds from sales of investments                                                         57.1        176.1        213.4
                                                                                      ---------    ---------    ---------
   Net cash used in investing activities                                                  (85.6)       (32.4)      (182.4)
                                                                                      ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayment of bank lines of credit and commercial paper                                   --        (15.0)       (27.5)
Proceeds from issuance of long-term debt                                                   75.0        124.2        277.6
Repayment of long-term debt                                                               (95.5)      (101.0)      (144.1)
Issuance of common stock                                                                   11.8         14.6         12.8
Treasury stock purchases                                                                  (82.1)       (93.2)       (18.8)
Common dividends                                                                          (45.6)       (42.9)       (38.8)
                                                                                      ---------    ---------    ---------
   Net cash provided by (used in) financing activities                                   (136.4)      (113.3)        61.2
                                                                                      ---------    ---------    ---------
Effects of exchange rate changes on cash and cash equivalents                              (0.5)        (0.3)        (0.2)
                                                                                      ----------   ---------    ---------
Change in cash and cash equivalents                                                        47.7         (8.8)        (3.1)
Cash and cash equivalents at beginning of year                                              4.7         13.5         16.6
                                                                                      ---------    ---------    ---------
Cash and cash equivalents at end of year                                              $    52.4    $     4.7    $    13.5
                                                                                      =========    =========    =========

The following notes are an integral part of these statements.

Whitman Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the years ended
December 31, 1997,
1996 and 1995                          Common Stock                    Cumulative    Unrealized       Treasury Stock
                                 -----------------------    Retained   Translation   Investment    --------------------
(dollars in millions)              Shares         Amount     Income    Adjustment    Gain/(Loss)     Shares      Amount
                                 -----------     -------    -------    -----------   -----------   ----------   -------
Balance, January 1, 1995         108,104,990     $ 413.2    $ 215.2    $     (27.1)  $       1.3   (3,073,316)  $ (50.0)
                                 -----------     -------    -------    -----------   -----------   ----------   -------
Net income                                                    133.5
Treasury stock purchases                                                                           (1,034,726)    (18.8)
Stock compensation plans           1,094,844        14.6        2.0                                   (19,564)      0.1
Common stock issued for
   acquisitions                                                                                       126,700       2.7
Translation adjustments                                                      (28.5)
Unrealized investment gain                                                                   8.4
Dividends declared                                            (38.8)
                                 -----------     -------    -------    -----------   -----------   ----------   -------
Balance, December 31, 1995       109,199,834       427.8      311.9          (55.6)          9.7   (4,000,906)    (66.0)
                                 -----------     -------    -------    -----------   -----------   ----------   -------
Net income                                                    139.4
Treasury stock purchases                                                                           (3,989,894)    (93.2)
Stock compensation plans           1,395,959        28.5       (6.4)                                  (29,188)     (1.2)
Common stock issued for
   acquisitions                                                                                        11,614       0.3
Translation adjustments                                                       (2.2)
Unrealized investment loss                                                                  (7.9)
Dividends declared                                            (42.9)
                                 -----------     -------    -------    -----------   -----------   ----------   -------
Balance, December 31, 1996       110,595,793       456.3      402.0          (57.8)          1.8   (8,008,374)   (160.1)
                                 -----------     -------    -------    -----------   -----------   ----------   -------
Net income                                                      4.1
Treasury stock purchases                                                                           (3,323,200)    (82.1)
Stock compensation plans           1,123,903        21.9        2.9                                   (63,743)     (1.5)
Common stock issued for
   outstanding General Bottlers
   non-voting preferred stock
   (Note 12)                                                                                          794,115      20.4
Translation adjustments                                                      (21.0)
Unrealized investment loss                                                                  (1.6)
Dividends declared                                            (45.6)
                                 -----------     -------    -------    -----------   -----------  -----------   -------
Balance, December 31, 1997       111,719,696     $ 478.2    $ 363.4    $     (78.8)  $       0.2  (10,601,202)  $(223.3)
                                 ===========     =======    =======    ===========   ===========  ===========   =======

The following notes are an integral part of these statements.

Whitman Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Whitman Corporation and all of its significant subsidiaries (the "Company"). The Company's financial statements have been restated to classify the results of operations and net assets of Hussmann International, Inc. ("Hussmann") and Midas, Inc. ("Midas") as discontinued operations. Accordingly, all amounts included in the Notes to Consolidated Financial Statements pertain to continuing operations except where otherwise noted. See further discussion in
Note 2. Operations outside the United States and its territories are included in the consolidated financial statements on the basis of fiscal years ending October 31.
CASH AND CASH EQUIVALENTS. Cash and cash equivalents consist of deposits with banks and financial institutions which are unrestricted as to withdrawal or use, and which have original maturities of three months or less.
INVENTORIES. Inventories are valued at the lower of cost (principally determined on the average method) or net realizable value.
INVESTMENTS. Investments include real estate held for sale, principally at Illinois Center, a large single location, mixed use development located on the Chicago lakefront. The investments in real estate are carried at cost which management believes is lower than net realizable value. When real estate is sold, the net proceeds are deducted from the carrying value. Investments include General Bottlers' minority interest in a manufacturing joint venture in Poland. Also included are domestic and U.S. dollar-denominated foreign government securities and securities guaranteed by such governments or their agencies, bank obligations and corporate obligations (which are recorded at fair market value) and other miscellaneous investments.
PROPERTY. Depreciation is computed on the straight-line method. When property is sold or retired, the cost and accumulated depreciation are eliminated from the accounts and gains or losses are recorded in other expense, net. Expenditures for maintenance and repairs are expensed as incurred. The approximate ranges of annual depreciation rates are 2.5 percent to 6.7 percent for buildings and improvements and 8 percent to 20 percent for machinery and equipment.
GOODWILL. Goodwill principally represents the excess of cost over fair market value of tangible assets of acquired businesses. Such amounts generally are being amortized on straight-line bases over 40 years. Goodwill associated with foreign operations is not significant.
CARRYING VALUES OF LONG-LIVED ASSETS. The Company evaluates the carrying values of its long-lived assets by reviewing undiscounted cash flows by operating unit. Such evaluations are performed whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. If the sum of the projected undiscounted cash flows over the estimated remaining lives of the related assets does not exceed the carrying value, the carrying value would be adjusted for the difference between the fair value and the carrying value. REVENUE RECOGNITION. Revenue is recognized when title to a product is transferred to the customer.
ADVERTISING. Advertising expenditures are expensed in the year incurred. STOCK-BASED COMPENSATION. The Company has elected to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25 and to display the estimated pro forma effects measured under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", in the Notes to the Consolidated Financial Statements (see Note 10).
INTEREST RATE AND CURRENCY SWAPS. The Company has entered into a variety of interest rate and currency swaps in its management of interest rate and foreign currency exposures (see Note 7). The differential to be paid or received is accrued as interest rates change and is recognized over the lives of the agreements. Realized and unrealized gains and losses on foreign currency transactions are recognized in other expense, net. The Company periodically monitors its financial instrument positions and the credit ratings of its counterparties and limits the amount of exposure with any one counterparty. INCOME PER SHARE. Per share earnings have been calculated in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share are based upon the weighted-average number of common shares outstanding. Diluted earnings per share assumes the exercise of all options which are dilutive, whether exercisable or not. The adoption of this new Standard did not have a material effect on per share earnings as previously reported.
PRIOR PERIOD RESTATEMENT. In the third quarter of 1997, the Company determined that certain transactions related to periods prior to 1992 had been recorded in such a manner that there was a misclassification between certain components of shareholders' equity. The retained income and cumulative translation adjustment accounts have been adjusted by equivalent amounts to correct this misclassification.

2.   DISCONTINUED OPERATIONS

     In December, 1997, the Board of Directors authorized the spin-offs of Hussmann and Midas to Whitman shareholders on January 30, 1998 (see Note 15 - "Subsequent Events"). The consolidated financial statements and related notes thereto have been restated to classify these businesses as discontinued operations.
     Selected financial information for Hussmann and Midas for the years ended December 31, 1997, 1996 and 1995 is shown below (in millions):

Hussmann:                                 1997          1996         1995
---------                              ---------     ---------    ---------

Sales and revenues                     $ 1,096.2     $ 1,005.7    $   921.7
Operating income                            43.0          93.8         78.7

Midas:
------

Sales and revenues                     $   596.4     $   604.2    $   576.1
Operating income (loss)                     (0.8)         78.0         82.5


     Included in the 1997 operating income (loss) for Hussmann and Midas were special charges of $56.3 million and $67.6 million, respectively. The special charges at Hussmann primarily related to the write-off of goodwill in its U.K. operations, a restructuring of the U.K. operations and a reorganization of certain manufacturing operations in the U.S. The special charges at Midas principally related to its decision to franchise or close substantially all company-operated stores in the U.S., to enhance certain franchise programs and to reflect the impairment of certain assets.
     The results of tax settlements with the IRS in 1997 for the years 1988 through 1991, which related to previously discontinued operations, amounted to a net expense of $2.9 million, which was recorded in the third quarter of 1997.
During the fourth quarter of 1997, the Company recorded $1.3 million of additional tax expense resulting from the refinement of deferred tax balances related to discontinued operations.
     Results from discontinued operations were reported net of income taxes of $39.1 million, $56.1 million and $54.6 million in 1997, 1996 and 1995, respectively.

3.   SPECIAL CHARGES

     In the third and fourth quarters of 1997, the Company recorded special charges totaling $49.3 million. General Bottlers recorded special charges of $14.8 million to consolidate the number of its domestic divisions, including reductions in staffing levels, and to write-down certain assets in its domestic and foreign operations. Whitman Corporate recorded special charges of $34.5 million, principally relating to the elimination of essentially all of the Whitman Corporate management and staff and for expenses associated with the spin-offs.
     The following table summarizes the special charges recorded during 1997, utilization through December 31, 1997, and the remaining accrued liabilities at December 31, 1997 (in millions):

                                           General       Whitman
Special charges:                           Bottlers     Corporate       Total
---------------                           ---------     ---------     ---------
   Employee related costs                 $     9.1     $    27.0     $    36.1
   Asset writedowns                             4.7           0.7           5.4
   Spin-off related costs and other             1.0           6.8           7.8
                                          ---------     ---------     ---------
   Total                                       14.8          34.5          49.3
                                          ---------     ---------     ---------
Utilization:
-----------
   Employee related costs                      (0.9)         (2.6)         (3.5)
   Asset writedowns                            (4.7)         (0.7)         (5.4)
   Spin-off related costs and other              --          (1.5)         (1.5)
                                          ---------     ---------     ---------
   Total                                       (5.6)         (4.8)        (10.4)
                                          ---------     ---------     ---------
Accrued liabilities at December 31, 1997  $     9.2     $    29.7     $    38.9
                                          =========     =========     ==========

     Employee related costs include severance payments for the management and staff affected by the changes in the organizational structure, as well as other headcount reduction programs. The total number of employees affected was approximately 125 at General Bottlers and essentially all employees at Whitman Corporate. As of December 31, 1997, 87 employees were terminated by General Bottlers. The reduction of management and staff at Whitman Corporate is expected to occur in 1998 and 1999.
     It is expected that approximately $28.1 million of the charges accrued at December 31, 1997, will be paid during the subsequent twelve months. Such amounts are classified in other current liabilities. The remaining $10.8 million, principally related to severance and other employee costs, are expected to be paid in 1999 and are classified in other non-current liabilities.

4.   INTEREST EXPENSE, NET

     Interest expense, net, consisted of the following (in millions):

                                               1997         1996         1995
                                              ------       ------       ------
   Interest expense                           $(69.0)      $(68.2)      $(70.3)
   Interest income from Hussmann and Midas      23.1         23.7         21.8
   Other interest income                         3.6          3.0          0.9
                                              ------       ------       ------
   Interest expense, net                      $(42.3)      $(41.5)      $(47.6)
                                              ======       ======       ======

     Interest income from Hussmann and Midas related to intercompany loans and advances. The related interest expense recorded by Hussmann and Midas is included in income (loss) from discontinued operations.
     The loans and advances to Hussmann and Midas were repaid to Whitman prior to the spin-offs of Hussmann and Midas on January 30, 1998 (see Note 15 - "Subsequent Events").

5.   INCOME TAXES

     Income taxes consisted of:

(in millions)                                 1997        1996        1995
                                            -------     -------     -------
   Current:
     Federal                                $  33.3     $  39.0     $  37.6
     Foreign                                     --          --          --
     State and local                            7.2         8.3         5.9
                                            -------     -------     -------
       Total current                           40.5        47.3        43.5
                                            -------     -------     -------
   Deferred:
     Federal                                   (3.2)       12.8         6.6
     Foreign                                   (0.7)       (0.3)         --
     State and local                            1.3         1.3         2.7
                                            -------     -------     -------
       Total deferred                          (2.6)       13.8         9.3
                                            -------     -------     -------
   Total income taxes                      $   37.9     $  61.1     $  52.8
                                           ========     =======     =======

     The items which gave rise to differences between the income taxes in the income statements and income taxes computed at the U.S. statutory rate are summarized below:

                                                                         1997           1996            1995
                                                                     ------------   ------------    ------------
(dollars in millions)                                                Amount    %    Amount    %     Amount    %
                                                                     ------  ----   ------  ----    ------  ----
Income tax expenses computed at the U.S. statutory rate              $ 24.5  35.0   $ 44.7  35.0    $ 41.4  35.0
State income taxes, net of federal income tax benefit                   5.6   8.0      6.2   4.9       5.6   4.7
Foreign losses with no foreign tax benefits                             6.5   9.3      7.2   5.6       4.0   3.4
Non-deductible goodwill amortization                                    4.3   6.2      4.5   3.5       4.8   4.1
Other items, net                                                       (3.0) (4.3)    (1.5) (1.2)     (3.0) (2.5)
                                                                     ------  ----   ------  ----    ------  ----
Income tax provisions                                                $ 37.9  54.2   $ 61.1  47.8    $ 52.8  44.7
                                                                     ======  ====   ======  ====    ======  ====

     In 1997, the Company settled Federal income tax audits with the IRS for the years 1988 through 1991. Accruals no longer required were credited to income and were reflected in "other items, net" in the table above.

     Deferred income taxes are created by "temporary differences" which exist between amounts of assets and liabilities recorded for financial reporting purposes and such amounts as reported under income tax regulations. These temporary differences, which gave rise to deferred tax assets and liabilities at December 31, are attributable to:

(in millions)                                                                      1997         1996
                                                                                ---------    ---------
Deferred tax assets:
Provision for special charges and previously sold businesses                    $    21.5    $    28.8
Foreign net operating loss carryforwards                                             18.8         12.4
Lease transactions                                                                   14.1         15.5
Unrealized losses on investments                                                      8.3          7.5
Pension and post-retirement benefits                                                  6.2          4.8
Self-insurance provisions                                                             2.5         13.8
Deferred compensation                                                                 4.5          5.4
Other                                                                                 8.4         15.5
                                                                                ---------    ---------
Gross deferred tax assets                                                            84.3        103.7
Valuation allowance - foreign net operating loss carryforwards                      (17.8)       (12.1)
                                                                                ---------    ---------
   Net deferred tax assets                                                      $    66.5    $    91.6
                                                                                ---------    ---------
Deferred tax liabilities:
Property, plant and equipment                                                   $    63.4    $    57.9
Foreign branch activity                                                              20.6         10.1
Goodwill                                                                              8.4          7.2
Deferred state taxes                                                                  6.2          2.7
Other                                                                                26.7         30.1
                                                                                ---------    ---------
   Total deferred tax liabilities                                               $   125.3    $   108.0
                                                                                ---------    ---------
     Net deferred tax liability                                                 $    58.8    $    16.4
                                                                                =========    =========
Net deferred tax liability (asset) included in:
     "Other current assets"                                                     $   (16.6)   $   (14.3)
     "Deferred income taxes"                                                         75.4         30.7
                                                                                ---------    ---------
     Net deferred tax liability                                                 $    58.8    $    16.4
                                                                                =========    =========

   There currently is no undistributed foreign income because General Bottlers' foreign operations have generated pretax losses of $20.4 million, $21.3 million and $11.3 million in 1997, 1996 and 1995, respectively. At December 31, 1997, estimated potential future tax benefits of net operating losses were $18.8 million, for which a valuation allowance of $17.8 million has been provided. This valuation allowance reflects the uncertainty of the Company's ability to fully utilize these benefits given the limited carryforward periods permitted by the foreign taxing jurisdictions. The change in the valuation allowance of $5.7 million during 1997 principally reflects allowances provided on foreign losses incurred during 1997, offset by changes in foreign tax rates.

6.   DEBT

     Debt at December 31 consisted of the following:

(in millions)                                                                                         1997         1996
                                                                                                   ---------    ---------
6.25% to 6.90% notes due 2000 and 2005                                                             $   136.5    $   136.5
7.5% notes due 2003                                                                                    125.0        125.0
7.29% and 7.44% notes due 2026 ($100 million and $25 million due 2004 and 2008,
     respectively, at option of note holder)                                                           125.0        125.0
6.5% notes due 2006                                                                                    100.0        100.0
7.625% notes due 2015                                                                                  100.0        100.0
8.25% notes due 2007                                                                                   100.0        100.0
7.5% notes due 2001                                                                                     75.0         75.0
Notes due 2002, effective interest rate 6.2%                                                            50.0           --
8.11% and 8.12% notes due 1997                                                                            --         50.5
Term loan and note due 1998 through 1999, effective interest rates 6.5% to 6.9%                         50.0         95.0
Foreign revolving credit borrowings, effective interest rate 6.3%                                       25.0           --
Various other debt                                                                                       5.1          5.1
                                                                                                   ---------    ---------
Total debt                                                                                             891.6        912.1
Less:  Amount classified as short-term debt                                                            282.5         85.5
       Unamortized discount                                                                              4.4          4.9
                                                                                                   ---------    ---------
Total long-term debt                                                                               $   604.7    $   821.7
                                                                                                   =========    =========

     The Company maintains a $200 million commercial paper program. There were no borrowings under this program at either December 31, 1997 or 1996. The Company also has a contractual revolving credit facility which permits it to borrow up to $300 million. The interest rates on the revolving credit facility, expiring in 2000, may be floating or fixed, and are based on domestic rates or the London Interbank Offered Rate ("LIBOR"), at the option of the Company. There were no borrowings under the revolving credit facility at either December 31, 1997 or 1996. As such, the entire $300 million of the revolving credit facility remained unused and available to back the Company's commercial paper borrowings. The weighted-average borrowings under the revolving credit facility and commercial paper program during 1997 and 1996 were not significant and fees payable on the unused portion of such commitments were not material.
     General Bottlers, in connection with its acquisition of the franchise in northwest Russia, including St. Petersburg, entered into a contractual revolving credit facility which permits it to borrow up to $40 million. The facility expires in 1998, but the Company expects to renew it before it expires. Interest rates on the facility are floating, based on LIBOR, and fees payable on the unused portion are not significant. Borrowing under the facility totaled $25.0 million at December 31, 1997.
     During December, 1997, the Company repaid a term loan with a principal amount of $30.0 million scheduled to mature in 2000. There were no fees associated with this redemption.
     During January, 1998, the Company made a tender offer for any and all outstanding 7.625% and 8.25% notes maturing June 15, 2015, and February 15, 2007, respectively. Notes with principal amounts of $91.0 million and $88.5 million of the 7.625% and the 8.25% notes, respectively, were tendered to and purchased by the Company. The Company also repaid a term loan and note with principal amounts of $50.0 million scheduled to mature in 1998 and 1999, notes due in 2002 with principal amounts of $50.0 million and industrial revenue bonds of $5.0 million due 2013. All debt repaid during January, 1998, was classified as short-term debt at December 31, 1997. The tender offer results and other repayments are discussed further in Note 15 "Subsequent Events".
     The amounts of long-term debt maturing in 1999 through 2001 are: $25.0 million, $75.5 million and $75.0 million, respectively. No long-term debt is scheduled to mature in 2002.
     The Company has pledged certain buildings as collateral for various long-term loan agreements. However, the net book value of such assets was not material at December 31, 1997. Certain of the Company's financing arrangements contain a restriction requiring the maintenance of a specific financial ratio related to interest coverage. The Company is in compliance with this debt covenant.

7.   FINANCIAL INSTRUMENTS

     The Company has used financial derivative instruments to manage its interest rate risk. Interest rate swap transactions and forward rate contracts generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying notional amounts.
     The Company had entered into certain interest rate swap agreements with commercial and investment banks in which it paid a floating interest rate and received a fixed interest rate.
     The notional amounts related to the Company's interest rate swap transactions and forward rate agreements activity for 1996 and 1997 are summarized as follows (in millions):

                                                              Interest Rate Swaps              Forward Rate Agreements
                                                          ----------------------------       ----------------------------
                                                            Pay Fixed     Pay Variable         Pay Fixed     Pay Variable
                                                          ------------    ------------       ------------    ------------
Balance, January 1, 1996                                  $         --    $      165.0       $      165.0    $         --

Expired contracts                                                   --          (125.0)            (165.0)             --
                                                          ------------    ------------       ------------    ------------
Balance, December 31, 1996                                          --            40.0                 --              --

Expired contracts                                                   --           (40.0)                --              --
                                                          ------------    ------------       ------------    ------------
Balance, December 31, 1997                                $         --    $         --       $         --    $         --
                                                          ============    ============       ============    ============

     Whitman's interest rate and foreign currency hedging programs had no significant impact on the annual weighted-average cost of debt in 1997 or 1996 and increased it from 7.9 percent to 8.1 percent in 1995. Interest expense was increased by $1.5 million in 1995, principally as a result of Whitman's interest rate hedging programs.
     The Company previously entered into foreign currency swap agreements to reduce the effect of changes in foreign exchange rates on its debt denominated in foreign currencies. Under the hedge agreements, in January, 1995, the Company repaid the 138.2 million Swiss franc debt at an effective exchange rate of 2.764 Swiss francs per U.S. dollar ($50.0 million), compared to the actual exchange rate of 1.288 Swiss francs per U.S. dollar ($107.3 million). Additionally, in February, 1995, the Company repaid the 50 million Canadian dollar debt at an effective exchange rate of 1.312 Canadian dollars per U.S. dollar ($38.1 million), compared to the actual exchange rate of 1.403 Canadian dollars per U.S. dollar ($35.6 million). Assuming the Company had left the interest payments payable in foreign currency (i.e., unhedged), the Company's interest expense would have decreased by less than $0.1 million in 1995.
     At December 31, 1997, the Company had $80.1 million in floating rate debt exposure. Substantially all of the floating rate exposure is related to six month LIBOR rates. If the six month LIBOR rates increased by 50 basis points (0.50 percent), the Company's 1997 interest expense related to the floating rate debt outstanding during 1997 would have increased by an additional $0.6 million.
     As of the end of each of the last two years, the Company had no deferred gains or losses related to terminated interest rate swap agreements.
     The fair market value of the Company's floating rate debt as of December 31, 1997 approximated its carrying value. The fixed rate debt of the Company had a carrying value of $807.1 million and an estimated fair market value of $847.4 million at December 31, 1997. The fair market value of the fixed rate debt was based on quotes from financial institutions for instruments with similar characteristics or upon discounting future cash flows.

8.   PENSION AND OTHER POSTRETIREMENT PLANS

COMPANY-SPONSORED DEFINED BENEFIT PENSION PLANS. Substantially all of the Company's U.S. employees are covered under various defined benefit pension plans sponsored and funded by the Company. Plans covering salaried employees provide pension benefits based on years of service and generally are limited to a maximum of 20 percent of the employees' average annual compensation during the five years preceding retirement. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. Plan assets are invested primarily in common stocks, corporate bonds and government securities.
     Net periodic pension cost for 1997, 1996 and 1995 included the following components:

(in millions)                                                                           1997         1996         1995
                                                                                      --------     --------     --------
Service cost - benefits earned during period                                          $    3.4     $    3.3     $    2.8
Interest cost on projected benefit obligation                                              6.5          6.1          5.7
Actual return on assets                                                                  (21.8)       (10.2)       (12.4)
Net amortization and deferral                                                             15.3          4.3          6.8
                                                                                      --------     --------     --------
Total net periodic pension cost                                                       $    3.4     $    3.5     $    2.9
                                                                                      ========     ========     ========

   The following table reconciles the pension plans' funded status to the amounts recognized in the Company's balance sheets as of December 31, 1997 and 1996:

                                                                           1997                           1996
                                                               -----------------------------  -----------------------------
                                                                Assets Exceed   Accumulated    Assets Exceed   Accumulated
                                                                 Accumulated      Benefits      Accumulated      Benefits
(in millions)                                                      Benefits    Exceed Assets      Benefits    Exceed Assets
                                                               --------------  -------------  --------------  -------------
Actuarial present value of benefit obligation
(measured as of September 30):
   Vested benefit obligation                                      $ (77.4)       $  (3.1)        $ (68.2)       $  (1.7)
                                                                  =======        =======         =======        =======
   Accumulated benefit obligation                                 $ (83.2)       $  (3.5)        $ (72.9)       $  (2.7)
                                                                  =======        =======         =======        =======
   Projected benefit obligation                                   $ (93.3)       $  (5.2)        $ (82.2)       $  (4.2)

Plan assets at fair market value (measured as of September 30)      103.0             --            83.7             --
                                                                  -------        -------         -------        -------
Plan assets in excess of (less than) projected benefit obligation     9.7           (5.2)            1.5           (4.2)
Unrecognized net asset at transition to SFAS No. 87                  (0.8)            --            (1.0)            --
Unrecognized prior service cost                                       4.1            0.8             4.3            1.0
Unrecognized net loss (gain)                                        (10.3)           1.2            (0.8)           0.7
Additional liability required to recognize minimum liability           --           (0.5)             --           (0.4)
                                                                  -------        -------         -------        -------
Prepaid (accrued) pension cost recognized on balance sheets       $   2.7        $  (3.7)        $   4.0        $  (2.9)
                                                                  =======        =======         =======        =======

     Pension costs are funded in amounts not less than minimum levels required by regulation. The principal economic assumptions used in the determination of net periodic pension cost and benefit obligations were as follows:

Net periodic pension cost:                                   1997          1996         1995
                                                             ----          ----         ----
Discount rates                                               7.5%          7.5%         8.5%
Expected long-term rates of return on assets                 9.5%          9.5%         9.5%
Rates of increase in future compensation levels              5.0%          5.0%         6.0%

Benefit obligations:                                         1997          1996
                                                             ----          ----
Discount rates                                               7.0%          7.5%
Rates of increase in future compensation levels              4.5%          5.0%

COMPANY-SPONSORED DEFINED CONTRIBUTION PLANS. Substantially all U.S. salaried employees and certain U.S. hourly employees participate in voluntary, contributory defined contribution plans to which the Company makes partial matching contributions. Company contributions to these plans amounted to $5.6 million, $5.5 million and $5.2 million in 1997, 1996 and 1995, respectively.

MULTI-EMPLOYER PENSION PLANS. The Company's subsidiaries participate in a number of multi-employer pension plans which provide benefits to certain union employee groups of the Company. Amounts contributed to the plans totaled $2.8 million, $2.5 million and $2.4 million in 1997, 1996 and 1995, respectively.

POST-RETIREMENT BENEFITS OTHER THAN PENSIONS. The Company provides substantially all former U.S. salaried employees who retired prior to July 1, 1989 and certain other employees in the U.S. with certain life and health care benefits. U.S. salaried employees retiring after July 1, 1989 generally are required to pay the full cost of these benefits. Eligibility for these benefits varies with the employee's classification prior to retirement. Benefits are provided through insurance contracts or welfare trust funds. The insurance plans generally are financed by monthly insurance premiums and are based upon the prior year's experience. Benefits paid from the welfare trust are financed by monthly deposits which approximate the amount of current claims and expenses. The Company has the right to modify or terminate these benefits.
     Net periodic cost of post-retirement benefits other than pensions for 1997, 1996 and 1995 amounted to $0.2 million, $0.4 million and $0.4 million, respectively. The Company's post-retirement life and health benefits are not funded. The unfunded accrued post-retirement benefits amounted to $15.7 million at December 31, 1997, and $15.8 million at December 31, 1996.

MULTI-EMPLOYER   POST-RETIREMENT  MEDICAL  AND  LIFE  INSURANCE.  The  Company's
subsidiaries participate in a number of multi-employer plans which provide health care and survivor benefits to union employees during their working lives and after retirement. Portions of the benefit contributions, which cannot be disaggregated, related to post-retirement benefits for plan participants. Total amounts charged against income and contributed to the plans (including benefit coverage during their working lives) amounted to $4.0 million, $3.7 million and $2.0 million in 1997, 1996 and 1995, respectively.

9.   LEASES

     At December 31, 1997, annual minimum rental payments under operating leases that have initial noncancellable terms in excess of one year were $11.9 million, $7.9 million, $6.0 million, $2.9 million, $0.5 million and $0.1 million in 1998, 1999, 2000, 2001, 2002 and thereafter, respectively. The future payments have not been reduced by $0.3 million of sublease rental receipts which are due in the future under noncancellable subleases.
     Total rent expense applicable to operating leases amounted to $14.7 million, $14.1 million and $15.1 million in 1997, 1996 and 1995, respectively. A majority of the Company's leases provide that the Company pays taxes, maintenance, insurance and certain other operating expenses.

10.  STOCK OPTIONS AND SHARES RESERVED

     The Company's Stock Incentive Plan (the "Plan"), originally approved by shareholders in 1982 and subsequently amended from time to time, provides for granting incentive stock options, nonqualified stock options, related stock appreciation rights (SARs), restricted stock awards, and performance awards or any combination of the foregoing. Incentive stock options and nonqualified stock options are exercisable during a ten-year period beginning six months to three years after the date of grant. Stock appreciation rights have been granted with respect to certain nonqualified and incentive stock options. All options were granted at fair market value at the date of grant.

     Changes in options outstanding are summarized as follows:

                                                                             Options Outstanding
                                                  ------------------------------------------------------------------
                                                                            Range of           Weighted-Average
                                                      Options            Exercise Prices        Exercise Price
                                                  ---------------       ----------------       ----------------
Balance, January 1, 1995                             5,704,193          $ 6.94 - $ 17.25            $ 13.22
                                                    ----------
Granted                                                926,400           18.25 -   19.44              18.25
Exercised or surrendered for SARs                   (1,014,328)           6.94 -   18.25              12.90
Recaptured or terminated                               (14,500)          12.88 -   18.25              15.75
                                                    ----------
Balance, December 31, 1995                           5,601,765           10.29 -   19.44              14.10
                                                    ----------
Granted                                              2,408,600           22.66 -   25.31              25.27
Exercised or surrendered for SAR's                  (1,174,244)          10.29 -   18.25              13.36
Recaptured or terminated                               (29,034)          15.69 -   25.31              22.07
                                                    ----------
Balance, December 31, 1996                           6,807,087           11.23 -   25.31              18.15
                                                    ----------
Granted                                              2,244,300           23.06 -   27.81              23.13
Exercised or surrendered for SAR's                    (912,426)          11.23 -   25.31              10.80
Recaptured or terminated                              (123,734)          18.25 -   25.31              12.43
                                                    ----------
Balance, December 31, 1997                           8,015,227           11.23 -   27.81              19.81
                                                    ==========

     The number of options exercisable at December 31, 1997 was 4,442,759, with a weighted-average exercise price of $16.76, compared with options exercisable of 3,577,553 at December 31, 1996 and 4,009,931 at December 31, 1995 with weighted-average exercise prices of $13.52 and $13.02, respectively. At December 31, 1997, there were 5,510,112 shares available for future grants, including
5,000,000  shares  provided for by the adoption of the Revised  Stock  Incentive
Plan in November, 1997. The following table summarizes information regarding stock options outstanding and exercisable at December 31, 1997:

                                          Options Outstanding                                  Options Exercisable
                        -----------------------------------------------------          ---------------------------------
                                       Weighted-Average
     Range of             Options       Remaining Life       Weighted-Average            Options        Weighted-Average
  Exercise Prices       Outstanding       (in years)          Exercise Price           Exercisable       Exercise Price
-----------------       -----------    ----------------      ----------------          -----------      ----------------
$11.23 - $16.31          2,824,557            4.1              $    13.34               2,824,557           $    13.34
$17.25 - $23.06          2,909,170            8.8                   21.78                 699,406                19.33
$24.13 - $27.81          2,281,500            8.4                   25.32                 918,796                25.31
                         ---------                                                      ---------
Total Options            8,015,227            7.0                   19.81               4,442,759                16.76
                         =========                                                      =========

     SFAS No. 123, "Accounting for Stock-Based Compensation" requires, among other items, the Company to disclose either in the Consolidated Statements of Income or in the Notes to the Consolidated Financial Statements an estimate of the cost of stock options granted to employees. The Company has elected to continue to account for stock options granted to employees under APB Opinion No.
25. However, using the Black-Scholes model and the following assumptions, the estimated fair value of an option at the dates of grant in 1997, 1996 and 1995 was $5.62, $5.72 and $4.78, respectively.

                                                     1997                1996                1995
                                                    ------              ------              ------
Risk-free interest rate                              6.2%                6.5%                6.9%
Expected dividend yield                              1.7%                1.9%                1.9%
Expected volatility                                 16.0%               16.7%               17.7%
Estimated lives of options (in years)                5.0                 5.0                 5.0

Based upon the above assumptions, the Company's pro forma net income (loss) and income (loss) per share would have been:

                                                                      1997         1996         1995
                                                                    -------      -------      -------
Pro forma net income (in millions):
  Income from continuing operations                                 $  13.5      $  46.5      $  46.5
  Income (loss) from discontinued operations                          (14.5)        90.1         86.4
                                                                    -------      -------      -------
  Net income (loss)                                                 $  (1.0)     $ 136.6      $ 132.9
                                                                    =======      =======      =======
Pro forma basic income (loss) per share:
  Continuing operations                                             $  0.13      $  0.44      $  0.44
  Discontinued operations                                             (0.14)        0.86         0.83
                                                                    -------      -------      -------
  Net income (loss)                                                 $ (0.01)     $  1.30      $  1.27
                                                                    =======      =======      =======
Pro forma diluted income (loss) per share:
  Continuing operations                                             $  0.13      $  0.44      $  0.44
  Discontinued operations                                             (0.14)        0.85         0.81
                                                                    -------      -------      -------
  Net income (loss)                                                 $ (0.01)     $  1.29      $  1.25
                                                                    =======      =======      =======

     Options granted in 1997, 1996 and 1995 vest equally each year over a three year period. As a result, the estimated costs indicated above reflect only a partial vesting of such options and do not consider the pro forma costs for options granted before 1995. If full vesting were assumed, the estimated pro forma compensation costs for each year would have been higher than indicated above. See further discussion of options forfeited by Hussmann and Midas employees in connection with the spin-offs in Note 15 - "Subsequent Events".
     The Company granted 233,600, 271,700 and 98,900 restricted shares of stock at a weighted-average fair value (at the dates of grant) of $23.06, $25.25 and $18.18 in 1997, 1996 and 1995, respectively, to key members of management under the Plan. The Company recognized compensation expense in continuing operations of $2.8 million, $1.7 million and $1.5 million in 1997, 1996 and 1995, respectively, relating to these grants. Compensation expense recorded in discontinued operations related to these grants was $2.7 million and $1.2 million in 1997 and 1996, respectively. No compensation expense was allocated to discontinued operations for these grants prior to 1996. At December 31, 1997, there were 353,583 restricted shares of stock outstanding under the Plan.

11.  SHAREHOLDER RIGHTS PLAN AND SECOND PREFERRED STOCK

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

12.  GENERAL BOTTLERS NON-VOTING PREFERRED STOCK

     In December, 1997, Whitman issued 794,115 shares of its common stock valued at $20.4 million to an affiliate of PepsiCo, Inc. in exchange for 2,025 shares of non-voting preferred stock of General Bottlers (including accrued dividends). The non-voting preferred stock held by PepsiCo, Inc. had been classified as a component of minority interest.

13.  SUPPLEMENTAL CASH FLOW INFORMATION

     Net cash provided by continuing operations reflects cash payments and cash receipts as follows:

(in millions)                             1997         1996         1995
                                       --------     --------     --------
Interest paid                          $   68.8     $   67.0     $   74.8
Interest received                           3.3          2.8          1.1
Income taxes paid                          53.8         68.9         62.1
Income tax refunds                         11.2          5.7         25.4

     The Company also received interest from Hussmann and Midas related to their intercompany account balances. Net interest received from Hussmann and Midas was $23.1 million, $23.7 million and $21.8 million in 1997, 1996 and 1995, respectively.
     On December 31, 1996, the Company acquired the St. Petersburg, Russia franchise from PepsiCo. Due to the time lag in financial reporting by the Company's foreign operations, this acquisition was reported in the first quarter of 1997. The total cost of this acquisition was $20.2 million (fair value of assets acquired of $23.5 million, net of assumed liabilities, excluding long-term debt, of $3.3 million), which was net of acquired cash of $2.3 million and included $15.7 million of long-term debt assumed. The acquisition was accounted for as a purchase, and the operating results include the acquisition from the date of purchase. There were no other significant acquisitions in 1996 or 1997. The Company acquired a Pepsi-Cola franchise in Cedar Rapids, Iowa in 1995, at a cost of $52.7 million (fair value of assets acquired of $54.1 million, net of assumed liabilities of $1.4 million). The acquisition was accounted for as a purchase, and the operating results include the acquisition from the date of purchase. The effect of these acquisitions, had they been made as of January 1, 1995, would not have been significant to the operating results of the Company.
     Common stock issuances for other acquisitions in 1995 and 1996 in the Consolidated Statements of Shareholders' Equity were related to discontinued operations.

14.  ENVIRONMENTAL AND OTHER CONTINGENCIES

     The Company is subject to certain indemnification obligations under agreements with previously sold subsidiaries for potential environmental liabilities. There is significant uncertainty in assessing the Company's share of the potential liability for such claims. The assessment and determination for cleanup at the various sites involved is inherently speculative during the early stages, and the Company's share of such costs is subject to various factors, including possible insurance recoveries and the allocation of liabilities among many other potentially responsible and financially viable parties.
     Using the latest evaluations from outside advisors and consultants, the Company believes that its potential future environmental liabilities, before possible insurance recoveries, range from $25 million to $40 million. At December 31, 1997, the Company had $30.1 million accrued to cover these potential liabilities. During 1997, the Company recorded recoveries of $14.1 million from insurance companies and other responsible parties related to these environmental liabilities, a portion of which will be received in future periods. Such recoveries were credited to the accruals for related liabilities.
     These estimated liabilities include expenses for the remediation of identified sites, payments to third parties for claims and expenses, and the expenses of on-going evaluation and litigation. The estimates are based upon current technology and remediation techniques, and do not take into consideration any inflationary trends upon such claims or expenses, nor do they reflect the possible benefits of continuing improvements in remediation methods. The accruals also do not provide for any claims for environmental liabilities or other potential issues which may be filed against the Company in the future.
     The Company also has other contingent liabilities from various pending claims and litigation on a number of matters, for which the ultimate liability for each claim, if any, cannot be determined. In the opinion of management, and based upon information currently available, the ultimate resolution of these claims and litigation, including potential environmental exposures, and considering amounts already accrued, will not have a material effect on the Company's financial condition or the results of operations. While additional claims and liabilities may develop and may result in additional charges to income, principally through discontinued operations, the Company does not believe that such charges, if any, would have a material effect upon the Company's financial condition or the results of operations.

15.  SUBSEQUENT EVENTS (UNAUDITED)

     On December 17, 1997, the Board of Directors authorized the spin-offs of Hussmann and Midas to Whitman shareholders on January 30, 1998. Prior to the spin-offs, Hussmann and Midas paid Whitman $240.0 million and $194.3 million, respectively, to settle intercompany indebtedness and to pay special dividends. Prior to these payments, Midas' foreign operations paid $15.7 million to Whitman Netherlands B.V. during 1998 as a special dividend. Whitman Netherlands B.V. was contributed to Hussmann prior to the spin-offs and the amounts paid by Midas' foreign operations to Whitman Netherlands B.V. were considered in determining the amount to be received from Hussmann. The spin-offs will result in a reduction of shareholders' equity of approximately $233.3 million.
     In anticipation of the funds to be received from Hussmann and Midas, Whitman made a tender offer on January 13, 1998, for any and all of the outstanding 7.625% and 8.25% notes maturing June 15, 2015, and February 15, 2007, respectively. On January 22, 1998, Whitman terminated its debt tender offer. In connection with the tender offer, Whitman repurchased 7.625% and 8.25% notes with principal amounts of $91.0 million $88.5 million, respectively. The Company paid total premiums in connection with the tender offer of $26.4 million and the remaining unamortized discount and issue costs related to repurchased notes were $2.1 million. The Company also repaid a term loan and notes with principal amounts of $50.0 million scheduled to mature in 1998 and 1999, notes due in 2002 with principal amounts of $50.0 million and industrial revenue bonds of $5.0 million due 2013. Costs associated with these repayments and the remaining unamortized issue costs were not significant. The Company expects to record an extraordinary charge of approximately $18 million after-tax in the first quarter of 1998 related to these early extinguishments of debt.
     In January, 1998, the Company issued 92,400 options to certain Whitman and General Bottlers employees to purchase Whitman common stock at a price of $25.03. The Black Scholes valuation for these options was $5.64. In addition, the Company issued 319,700 options to employees of Hussmann and Midas. As a result of the spin-offs, options to purchase Whitman common stock held by Hussmann and Midas employees were forfeited and new options to purchase shares of the separate companies were issued to employees of each respective company. The total number of options forfeited, including options granted in January, 1998, were 3,041,268, of which 889,793 were exercisable. In addition, the remaining option agreements were modified to adjust the number of shares and relevant exercise prices pursuant to an IRS formula to equalize the option values before and after the spin-offs. Subsequent to the spin-offs in January, 1998, the Company issued 600,000 options to purchase Whitman common stock at a price of $16.13 to the senior management of General Bottlers. The Black Scholes value for these options was $4.59. The following table summarizes information regarding stock options outstanding and exercisable as of January 30, 1998:

                                          Options Outstanding                                  Options Exercisable
                        -----------------------------------------------------          ---------------------------------
                                       Weighted-Average
     Range of             Options       Remaining Life       Weighted-Average            Options        Weighted-Average
  Exercise Prices       Outstanding       (in years)          Exercise Price           Exercisable       Exercise Price
-----------------       -----------    ----------------      ----------------          -----------      ----------------
$7.04 - $10.23           2,969,490            4.3                  $ 8.38               2,969,492             $ 8.38
$10.82 - $14.46          2,585,583            8.8                   13.60                 929,620              12.59
$15.29 - $17.44          2,690,001            8.8                   15.93               1,035,502              15.87
                         ---------                                                      ---------
Total Options            8,246,074            7.2                   12.48               4,934,614              10.74
                         =========                                                      =========

     Holders of restricted shares of Whitman common stock received shares of Hussmann and Midas in the spin-offs, free of restrictions. A total of 132,707 Whitman restricted shares were forfeited by Hussmann and Midas executives, which were subsequently replaced by restricted shares of equivalent value in each respective company.

16.  SEGMENT REPORTING

     Selected financial information related to the Company's business segments is shown below:

                                                                         Sales                        Operating income
                                                            ------------------------------    --------------------------------
(in millions)                                                 1997       1996       1995        1997        1996        1995
                                                            --------   --------   --------    --------    --------    --------
Domestic                                                    $1,464.0   $1,451.1   $1,413.9    $  200.3    $  224.4    $  209.0
Foreign                                                         93.5       50.3       34.8       (18.7)      (12.1)      (11.3)
                                                            --------   --------   --------    --------    --------    --------
 Total before corporate administrative expenses             $1,557.5   $1,501.4   $1,448.7       181.6       212.3       197.7
                                                            ========   ========   ========    --------    --------    --------
Corporate administrative expenses                                                                (51.4)      (17.5)      (16.6)
 Total operating income                                                                          130.2       194.8       181.1
Interest expense, net                                                                            (42.3)      (41.5)      (47.6)
Other expense, net                                                                   `           (18.0)      (25.6)      (15.3)
                                                                                              --------    --------    --------
Pretax income                                                                                 $   69.9    $  127.7    $  118.2
                                                                                              ========    ========    ========

                                                                 Depreciation and
                               Identifiable Assets                 Amortization                  Capital Investments
                         ------------------------------   ------------------------------   ------------------------------
(in millions)              1997       1996       1995       1997       1996       1995       1997       1996       1995
                         --------   --------   --------   --------   --------   --------   --------   --------   --------
Domestic                 $1,005.0   $  979.7   $  980.9   $   64.5   $   62.5   $   57.3   $   71.5   $   77.1   $   84.3
Foreign                     127.1       97.7       74.8        5.9        4.0        2.7       11.8        9.8       26.1
                         --------   --------   --------   --------   --------   --------   --------   --------   --------
Total General Bottlers    1,132.1    1,077.4    1,055.7       70.4       66.5       60.0       83.3       86.9      110.4
Other                        37.8       40.9       50.0        3.4        8.7       10.6        0.1        0.3        0.7
                         --------   --------   --------   --------   --------   --------   --------   --------   --------
  Total before corporate
  assets                  1,169.9    1,118.3    1,105.7   $   73.8   $   75.2   $   70.6   $   83.4   $   87.2   $  111.1
                                                          ========   ========   ========   ========   ========   ========
Corporate assets            196.1      186.9      265.4
Net assets of companies
  held for disposition      663.7      775.4      679.4
                         --------   --------   --------
Total assets             $2,029.7   $2,080.6   $2,050.5
                         ========   ========   ========

     Operating income is exclusive of net interest expense, equity in net income or losses of affiliates, other miscellaneous income and expense items, and income taxes. During the third and fourth quarters of 1997, the Company recorded special charges of $49.3 million (see Note 3). These charges reduced the reported operating income for the domestic and foreign operations of General Bottlers by $11.1 million and $3.7 million, respectively, in 1997. In addition, corporate administrative expenses in 1997 included special charges of $34.5 million. Other expense, net, in 1996 included an $8.7 million charge, principally related to asset write-downs at General Bottlers' joint venture in Poland. Foreign currency gains or losses were not significant. There were no sales between geographical areas or export sales. Sales to any single customer and sales to domestic or foreign governments were individually less than ten percent of consolidated sales and revenues.
     Equity in net  losses and net assets of the  Company's  foreign  operations amounted to $20.4 million and $67.9 million, respectively, in 1997, $21.3 million and $74.0 million in 1996, and $11.3 million and $68.3 million in 1995.
     Corporate assets are principally cash or cash equivalents, investments and miscellaneous other assets, including $92.1 million, $94.3 million and $96.8 million of real estate investments at December 31, 1997, 1996 and 1995, respectively.
17.  SELECTED QUARTERLY FINANCIAL DATA
     (unaudited and in millions, except for earnings per share)

                                                     First          Second          Third        Fourth         Full
                                                    Quarter         Quarter        Quarter       Quarter        Year
                                                   ---------      ---------       ---------     ---------    ---------
1997:
----
Sales                                              $   333.5      $   392.5       $   452.9     $   378.6    $ 1,557.5
                                                   ---------      ---------       ---------     ---------    ---------
Gross profit                                       $   126.7      $   148.9       $   169.8     $   139.5    $   584.9
                                                   ---------      ---------       ---------     ---------    ---------
Income (loss) from continuing operations           $     5.8      $    11.2       $    14.1     $   (15.3)   $    15.8
Income (loss) from discontinued operations               9.7           22.5           (47.9)          4.0        (11.7)
                                                   ---------      ---------       ---------     ---------    ---------
Net income (loss)                                  $    15.5      $    33.7       $   (33.8)    $   (11.3)   $     4.1
                                                   =========      =========       =========     =========    =========
AVERAGE SHARES:
   Basic EPS - weighted-average common shares          102.2          101.6           101.5         101.2        101.6
   Incremental effect of stock options                   1.1            1.1             1.3            --          1.3
                                                   ---------      ---------       ---------     ---------    ---------
   Diluted EPS - adjusted weighted-average
     common shares                                     103.3          102.7           102.8         101.2        102.9
                                                   =========      =========       =========     =========    =========
BASIC EARNINGS (LOSS) PER SHARE:
   Continuing operations                           $   0.06       $    0.11       $    0.14     $   (0.15)   $    0.16
   Discontinued operations                             0.09            0.22           (0.47)         0.04        (0.12)
                                                   --------       ---------       ---------     ---------    ---------
   Net income (loss)                               $   0.15       $    0.33       $   (0.33)    $   (0.11)   $    0.04
                                                   ========       =========       =========     =========    =========
DILUTED EARNINGS (LOSS) PER SHARE:
   Continuing operations                           $   0.06       $    0.11       $    0.14     $   (0.15)   $    0.15
   Discontinued operations                             0.09            0.22           (0.47)         0.04        (0.11)
                                                   --------       ---------       ---------     ---------    ---------
   Net income (loss)                               $   0.15       $    0.33       $   (0.33)    $   (0.11)   $    0.04
                                                   ========       =========       =========     =========    =========
1996:
----
Sales                                              $   332.7      $   384.5       $   426.5     $   357.7    $ 1,501.4
                                                   ---------      ---------       ---------     ---------    ---------
Gross profit                                       $   124.9      $   148.4       $   162.0     $   141.7    $   577.0
                                                   ---------      ---------       ---------     ---------    ---------
Income from continuing operations                  $     7.2      $    15.0       $    22.2     $     3.4    $    47.8
Income from discontinued operations                      8.8           26.7            30.7          25.4         91.6
                                                   ---------      ---------       ---------     ---------    ---------
Net income                                         $    16.0      $    41.7       $    52.9     $    28.8    $   139.4
                                                   =========      =========       =========     =========    =========
AVERAGE SHARES:
   Basic EPS - weighted-average common shares          105.5          105.6           104.6         103.5        104.8
   Incremental effect of stock options                   1.3            1.3             1.1           1.1          1.2
                                                   ---------      ---------       ---------     ---------    ---------
   Diluted EPS - adjusted weighted-average
     common shares                                     106.8          106.9           105.7         104.6        106.0
                                                   =========      =========       =========     =========    =========
BASIC EARNINGS PER SHARE:
   Continuing operations                           $   0.07       $    0.14       $    0.21     $    0.03    $    0.46
   Discontinued operations                             0.08            0.25            0.30          0.25         0.87
                                                   --------       ---------       ---------     ---------    ---------
   Net income                                      $   0.15       $    0.39       $    0.51     $    0.28    $    1.33
                                                   ========       =========       =========     =========    =========
DILUTED EARNINGS PER SHARE:
   Continuing operations                           $   0.07       $    0.14       $    0.21     $    0.03    $    0.45
   Discontinued operations                             0.08            0.25            0.29          0.25         0.87
                                                   --------       ---------       ---------     ---------    ---------
   Net income                                      $   0.15       $    0.39       $    0.50     $    0.28    $    1.32
                                                   ========       =========       =========     =========    =========

The earnings per share may not be additive due to changes in average shares outstanding during the periods or rounding.
     In the third and fourth quarters of 1997, the Company recorded special charges related to the spin-offs, the restructuring of General Bottlers' organization and the elimination of a significant portion of Whitman Corporate management and staff (see Note 3). In addition, special charges were also recorded by Hussmann and Midas, which were reclassified to discontinued operations in December, 1997 (see Note 2). The effects on net income and earnings per share (after income taxes and minority interest) for the third quarter, fourth quarter and full year of 1997 were as follows:

                                                                   Third          Fourth           Full
                                                                  Quarter         Quarter          Year
                                                                  -------        --------        -------
SPECIAL CHARGES AFTER TAXES AND MINORITY INTEREST:
(in millions)
     Continuing operations                                        $  (7.5)        $ (24.1)       $ (31.6)
     Discontinued operations                                        (76.0)          (17.4)         (93.4)
                                                                  -------         -------        -------
     Net income                                                   $ (83.5)        $ (41.5)       $(125.0)
                                                                  =======         =======        =======
BASIC EARNINGS PER SHARE:
     Continuing operations                                        $ (0.07)        $ (0.24)       $ (0.31)
     Discontinued operations                                        (0.75)          (0.17)         (0.92)
                                                                  -------         -------        -------
     Net income                                                   $ (0.82)        $ (0.41)       $ (1.23)
                                                                  =======         =======        =======
DILUTED EARNINGS PER SHARE:
     Continuing operations                                        $ (0.07)        $ (0.24)       $ (0.31)
     Discontinued operations                                        (0.74)          (0.17)         (0.91)
                                                                  -------         -------        -------
     Net income                                                   $ (0.81)        $ (0.41)       $ (1.22)
                                                                  =======         =======        =======

     In the fourth quarter of 1996, the Company recorded an after-tax charge of $8.7 million ($7.0 million after minority interest) in "other expense, net", principally related to asset write-downs at General Bottlers' joint venture in Poland. The charge reduced basic and diluted earnings per share by $0.07 for the fourth quarter and year ended December 31, 1996.
     Due to the loss from continuing operations in the fourth quarter of 1997, no potential common shares were included in the computation of average diluted shares. The effect of potential common shares, assuming they were not anti-dilutive, would have resulted in average diluted shares of 102.6 million.
     There were no adjustments to the income (loss) amounts, shown in the table in Note 17 in calculating the numerator for the basic and diluted earnings per share.

Whitman Corporation
SELECTED FINANCIAL DATA

For the years ended December 31                         1997           1996           1995           1994           1993
                                                      --------       --------       --------       --------       --------
(in millions, except for earnings per share)
OPERATING RESULTS:
Sales:
        Domestic                                      $1,464.0       $1,451.1       $1,413.9       $1,255.4       $1,179.6
        Foreign                                           93.5           50.3           34.8            0.7             --
                                                      --------       --------       --------       --------       --------
          Total                                       $1,557.5       $1,501.4       $1,448.7       $1,256.1       $1,179.6
                                                      ========       ========       ========       ========       ========
Operating income:
        Domestic                                      $  200.3 (A)   $  224.4       $  209.0       $  187.7       $  170.5
        Foreign                                          (18.7)(A)      (12.1)         (11.3)          (2.2)            --
                                                      --------       --------       --------       --------       --------
          Total before corporate administrative
            expenses                                     181.6          212.3          197.7          185.5          170.5
          Corporate administrative expenses               51.4 (A)       17.5           16.6           16.4           15.9
                                                      --------       --------       --------       --------       --------
          Total operating income                         130.2          194.8          181.1          169.1          154.6
Interest expense, net                                    (42.3)         (41.5)         (47.6)         (45.4)         (69.0)
Other income (expense), net                              (18.0)         (25.6)(B)      (15.3)         (43.4)(C)       (4.5)
                                                      --------       --------       --------       --------       --------
          Income before income taxes                      69.9          127.7          118.2           80.3           81.1
Income tax provisions                                     37.9           61.1           52.8           35.6           36.3
Minority interest                                         16.2           18.8 (B)       18.6           18.2           15.1
                                                      --------       --------       --------       --------       --------
Income from continuing operations                         15.8           47.8           46.8           26.5           29.7
Income (loss) from discontinued operations               (11.7)(D)       91.6           86.7           76.7           62.1
Extraordinary loss on early debt retirement                 --             --             --             --           (4.2)
Cumulative effect of accounting change                      --             --             --             --           (9.4)
                                                      --------       --------       --------       --------       --------
Net income                                            $    4.1       $  139.4       $  133.5       $  103.2       $   78.2
                                                      ========       ========       ========       ========       ========

Cash dividends per common share                       $   0.45       $   0.41       $   0.37       $   0.33       $   0.29
                                                      ========       ========       ========       ========       ========

AVERAGE SHARES:
Basic EPS - weighted-average common shares               101.6          104.8          104.9          105.5          107.1
Incremental effect of stock options                        1.3            1.2            1.1            0.7            0.5
                                                      --------       --------       --------       --------       --------
Diluted EPS - adjusted weighted-average
     common shares                                       102.9          106.0          106.0          106.2          107.6
                                                      ========       ========       ========       ========       ========
BASIC EARNINGS (LOSS) PER SHARE (E):
Continuing operations                                 $   0.16       $   0.46       $   0.44       $   0.25       $   0.28
Discontinued operations                                  (0.12)          0.87           0.83           0.73           0.58
Extraordinary loss on early debt retirement                 --             --             --             --          (0.04)
Cumulative effect of accounting change                      --             --             --             --          (0.09)
                                                      --------       --------       --------       --------       --------
     Net income                                       $   0.04       $   1.33       $   1.27       $   0.98       $   0.73
                                                      ========       ========       ========       ========       ========
DILUTED EARNINGS (LOSS) PER SHARE (E):
Continuing operations                                 $   0.15       $   0.45       $   0.44       $   0.25       $   0.28
Discontinued operations                                  (0.11)          0.87           0.82           0.72           0.58
Extraordinary loss on early debt retirement                 --             --             --             --          (0.04)
Cumulative effect of accounting change                      --             --             --             --          (0.09)
                                                      --------       --------       --------       --------       --------
     Net income                                       $   0.04       $   1.32       $   1.26       $   0.97       $   0.73
                                                      ========       ========       ========       ========       ========

OTHER STATISTICS:
Total assets                                          $2,029.7       $2,080.6       $2,050.5       $1,853.8       $1,817.4
Long-term debt                                        $  604.7       $  821.7       $  810.3       $  704.0       $  731.3
Capital investments                                   $   83.4       $   87.2       $  111.1       $   66.0       $   45.1
Depreciation and amortization                         $   73.8       $   75.2       $   70.6       $   64.3       $   63.5
Number of employees at December 31                       6,381          5,863          5,739          5,044          4,671

(A) In 1997, the Company recorded special charges of $49.3 million related to the spin-offs, the restructuring of General Bottlers' organization and the elimination of a significant portion of the Whitman Corporate management and staff (see Note 3). These charges reduced operating income for domestic and foreign operations of General Bottlers by $11.1 million and $3.7 million, respectively. In addition, corporate administrative expenses in 1997 included special charges of $34.5 million. The full year impact of these charges is disclosed in Note 17.
(B) Includes an $8.7 million charge, principally for asset write-downs at General Bottlers' joint venture in Poland. The charge reduced minority interest by $1.7 million.
(C) Includes a $24.2 million unrealized loss on investment in Northfield Laboratories Inc.
(D) In 1997, Hussmann and Midas, which were reclassified to discontinued operations in December, 1997, recorded special charges with an after-tax cost of $93.4 million (see Notes 2 and 17).
(E) There were no adjustments to the income (loss) amounts, shown in the operating results section of this table, in calculating the numerator for the basic and diluted earnings per share.

                      WHITMAN CORPORATION AND SUBSIDIARIES



                             ----------------------

                                    EXHIBITS


                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                       FISCAL YEAR ENDED DECEMBER 31, 1997

                                  EXHIBIT INDEX

Exhibit
  No.         Description of Exhibit
-------       ----------------------

(3)a# Certificate of Incorporation as Restated April 30, 1987, and subsequently amended through June 24, 1992.
(3)b+         By-Laws, as amended September 20, 1996.
(4)# Indenture dated as of January 15, 1993, between Whitman Corporation and The First National Bank of Chicago, Trustee. The Registrant will furnish to the Securities and Exchange Commission, upon request, copies of the forms of the debt securities issued from time to time pursuant to the Indenture dated as of January 15, 1993.
(10)a#        **1982 Stock Option, Restricted Stock Award and Performance Award
                Plan (as amended through June 16, 1989).
(10)b#        **Amendment No. 2 to 1982 Stock Option, Restricted Stock Award and
                Performance Award Plan made as of September 1, 1992.
(10)c#        **Form of Nonqualified Stock Option Agreement.
(10)d#        **Amendment to 1982 Stock Option, Restricted Stock Award and
                Performance Award Plan made as of February 19, 1993.
(10)e@        **Form of Change in Control Agreement dated November 17, 1995.
(10)g#        **Management Incentive Compensation Plan.
(10)h#        **Long Term Performance Compensation Program.
(10)i         **Whitman Corporation Executive Retirement Plan, as Amended and
                Restated Effective January 1, 1998.
(10)j         **Pepsi-Cola General Bottlers, Inc. Executive Retirement Plan, as
                Amended and Restated Effective January 1, 1998.
(10)k#        **Deferred Compensation Plan for Directors, as Amended November
                18, 1988.
(10)l+        **Amendment to Stock Incentive Plan dated September 20, 1996.
(10)m*        **Form of Restricted Stock Award Agreement.
(10)n         **Revised Stock Incentive Plan (adopted November 21, 1997).
(12)          Statement of Calculation of Ratio of Earnings to Fixed Charges.
(21)          Subsidiaries of the Registrant.
(23)          Consent of Independent Auditors.
(24)          Powers of Attorney.
(27)          Financial Data Schedule.

Exhibit Reference Explanations
** Exhibit constitutes a management contract or compensatory plan, contract or arrangement described under Item 601(b) (10)(iii) (A) of Regulation S-K.
# Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 under the indicated Exhibit number.
* Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 under the indicated Exhibit number.
& Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 under the indicated Exhibit number.
@ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 under the indicated Exhibit number.
+ Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 under the indicated Exhibit number.