Form 10-Q
period 1998-03-31
WHITMAN CORP
filed 1998-05-14
CIK 49573

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

                        Commission File Number 001-04710

                               WHITMAN CORPORATION
             (Exact name of registrant as specified in its charter)

       Delaware                                           36-6076573
-------------------------------------               -----------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                     Identification Number)


  3501 Algonquin Road, Rolling Meadows, Illinois                 60008
------------------------------------------------              ----------
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

                                          YES   /x/        NO    / /

As of April 30, 1998, the Registrant had 101,557,075 outstanding shares (excluding treasury shares) of common stock, without par value, the Registrant's only class of common stock.

                      WHITMAN CORPORATION AND SUBSIDIARIES
                                    CONTENTS

PART I     FINANCIAL INFORMATION
           Item 1.  Financial Statements
                       Condensed Consolidated Statements of Income
                       Condensed Consolidated Statements of Comprehensive Income Condensed Consolidated Balance Sheets
                       Condensed Consolidated Statements of  Cash Flows
                       Notes to Condensed Consolidated Financial Statements
           Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations
PART II    OTHER INFORMATION
           Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE

                      WHITMAN CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                         Quarter Ended
                                                                                           March 31,
                                                                           ---------------------------------------
                                                                              1998                         1997
                                                                           ----------                   ----------
                                                                             (in millions, except per share data)
Sales                                                                      $    352.0                   $    333.5
Cost of Goods Sold                                                              218.9                        206.8
                                                                           ----------                   ----------
    Gross Profit                                                                133.1                        126.7
Selling, General and Administrative Expenses                                     93.9                         91.5
Amortization Expense                                                              3.9                          3.9
                                                                           ----------                   ----------
     Operating Income                                                            35.3                         31.3

Interest Expense, Net (Note 4)                                                   (9.3)                       (10.5)
Other Expense, Net                                                               (4.9)                        (4.6)
                                                                           ----------                   ----------
 Income Before Income Taxes                                                      21.1                         16.2

Income Taxes                                                                      9.5                          7.4
                                                                           ----------                   ----------
    Income From Continuing Operations Before Minority Interest                   11.6                          8.8

Minority Interest                                                                 3.5                          3.0
                                                                           ----------                   ----------

Income from Continuing Operations                                                 8.1                          5.8

Income (Loss) from Discontinued Operations After Taxes (Note 2)                  (0.5)                         9.7

Extraordinary Loss on Early Extinguishment of Debt After Taxes (Note 3)         (18.3)                          --
                                                                           ----------                   ----------

Net Income (Loss)                                                          $    (10.7)                  $     15.5
                                                                           ==========                   ==========

Average Shares:
   Basic EPS - Weighted-Average Common Shares                                   101.0                        102.2
   Incremental Effect of Stock Options                                            1.7                          1.1
                                                                           ----------                   ----------
   Diluted EPS - Weighted-Average Common Shares                                 102.7                        103.3
                                                                           ==========                   ==========

Income (Loss) per Common Share - Basic:
   Continuing Operations                                                   $     0.08                   $     0.06
   Discontinued Operations                                                      (0.01)                        0.09
   Extraordinary Loss on Early Extinguishment of Debt                           (0.18)                          --
                                                                           ----------                   ----------
   Net Income (Loss)                                                       $    (0.11)                  $     0.15
                                                                           ===========                  ==========

Income (Loss) per Common Share - Diluted:
   Continuing Operations                                                   $     0.08                   $     0.06
   Discontinued Operations                                                         --                         0.09
   Extraordinary Loss on Early Extinguishment of Debt                           (0.18)                          --
                                                                           ----------                   ----------
   Net Income (Loss)                                                       $    (0.10)                  $     0.15
                                                                           ==========                   ==========

Cash Dividends per Common Share                                            $     0.05                   $    0.105
                                                                           ==========                   ==========

See accompanying notes to condensed consolidated financial statements.

                      WHITMAN CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                                    Quarter Ended
                                                                                                      March 31,
                                                                                         ---------------------------------
                                                                                           1998                     1997
                                                                                         --------                 --------
                                                                                                   (in millions)
Net Income (Loss)                                                                        $  (10.7)                $   15.5

Other Comprehensive Income (Loss):

    Foreign Currency Translation Adjustment                                                   2.0                    (10.2)

    Unrealized Gains on Securities Arising During the Period, Net of Tax
       Expense of $0.4 and $0.2, Respectively                                                 0.9                      0.4
                                                                                         --------                 --------

    Other Comprehensive Income (Loss)                                                         2.9                     (9.8)
                                                                                         --------                 --------

Comprehensive Income (Loss)                                                              $   (7.8)                $    5.7
                                                                                         ========                 ========


See accompanying notes to condensed consolidated financial statements.

                      WHITMAN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                   March 31,        December 31,
                                                                                     1998                1997
                                                                                ------------        ------------
                                                                                           (in millions)
ASSETS:
Current Assets:
     Cash and Cash Equivalents                                                  $      170.3        $       52.4
     Receivables                                                                       128.5               131.7
     Inventories (Note 6)                                                               78.2                69.9
     Other Current Assets                                                               47.2                36.3
     Net Current Assets of Companies Held for Disposition                                 --               270.5
                                                                                ------------        ------------
         Total Current Assets                                                          424.2               560.8
                                                                                ------------        ------------
Investments                                                                            155.5               157.0
Property (at Cost)                                                                     889.3               878.2
Accumulated Depreciation and Amortization                                             (479.5)             (471.6)
                                                                                ------------        ------------
     Net Property                                                                      409.8               406.6
                                                                                ------------        ------------
Goodwill, Net                                                                          458.6               462.6
Other Assets                                                                            48.4                49.5
Net Non-Current Assets of Companies Held for Disposition                                  --               393.2
                                                                                ------------        ------------

Total Assets                                                                    $    1,496.5        $    2,029.7
                                                                                ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
     Short-Term Debt, Including Current Maturities of Long-Term Debt            $         --        $      282.5
     Accounts and Dividends Payable                                                    118.7                97.8
     Other Current Liabilities                                                          92.2               109.7
                                                                                ------------        ------------
         Total Current Liabilities                                                     210.9               490.0
                                                                                ------------        ------------
Long-Term Debt                                                                         604.8               604.7
Deferred Income Taxes                                                                   77.4                75.4
Other Liabilities                                                                       95.5                98.4
Minority Interest                                                                      221.8               221.5
Shareholders' Equity:
     Common Stock  (Without par value,  250.0 million shares  authorized;  112.6 million shares issued at March 31, 1998 and 111.7 million issued at
         December 31, 1997)                                                               486.8               478.2
     Retained Income                                                                    54.5               363.4
     Accumulated Other Comprehensive Income:
         Cumulative Translation Adjustment                                             (12.6)              (78.8)
         Unrealized Investment Gain                                                      1.1                 0.2
                                                                                ------------        ------------
         Accumulated Other Comprehensive Income                                        (11.5)              (78.6)
                                                                                ------------        ------------
     Treasury Stock (11.7 million shares at March 31, 1998 and 10.6 million
         shares at December 31, 1997)                                                 (243.7)             (223.3)
                                                                                ------------        ------------

Total Shareholders' Equity                                                             286.1               539.7
                                                                                ------------        ------------

Total Liabilities and Shareholders' Equity                                      $    1,496.5        $    2,029.7
                                                                                ============        ============

See accompanying notes to condensed consolidated financial statements.

                      WHITMAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              Quarter Ended
                                                                                                March 31,
                                                                                       --------------------------
                                                                                         1998              1997
                                                                                       --------          --------
                                                                                              (in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from Continuing Operations                                                      $    8.1          $    5.8
Adjustments to Reconcile to Net Cash Provided by Continuing Operating Activities:
     Depreciation and Amortization                                                         19.1              17.9
     Cash Outlays Related to the Prior Year's Special Charges                              (4.0)               --
     Other                                                                                  3.6               4.5
Changes in Assets and Liabilities, Exclusive of Acquisitions:
     Decrease in Receivables                                                                3.2               8.6
     Increase in Inventories                                                               (8.3)             (2.6)
     Increase in Payables                                                                  20.9              20.3
     Net Change in Other Assets and Liabilities                                           (12.7)            (13.2)
                                                                                       --------          --------
Net Cash Provided by Continuing Operations                                                 29.9              41.3
Net Cash Provided by (Used in) Discontinued Operations                                     (5.4)              3.7
                                                                                       --------          --------
     Net Cash Provided by Operating Activities                                             24.5              45.0
                                                                                       --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Dispositions of Businesses                                                  434.3                --
Capital Investments, Net                                                                  (19.9)            (13.8)
Companies Acquired, Net of Cash Acquired                                                     --             (21.1)
Net Activity with Joint Ventures                                                            2.1              (0.6)
Purchases of Investments                                                                   (3.8)            (15.3)
Proceeds from Sales of Investments                                                          4.6              25.0
                                                                                       --------          --------
     Net Cash Provided by (Used in) Investing Activities                                  417.3             (25.8)
                                                                                       --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Debt                                                               --              65.7
Repayment of Debt                                                                        (311.2)            (50.5)
Net Borrowings Under Bank Lines of Credit
     and Commercial Paper                                                                    --              27.2
Cash Dividends                                                                             (5.0)            (10.7)
Treasury Stock Purchases                                                                  (18.3)            (25.2)
Issuance of Common Stock                                                                   10.7               2.2
                                                                                       --------          --------
     Net Cash Provided by (Used in) Financing Activities                                 (323.8)              8.7
                                                                                       --------          --------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                               (0.1)             (0.3)
                                                                                       --------          --------
Change in Cash and Cash Equivalents                                                       117.9              27.6
Cash and Cash Equivalents at January 1                                                     52.4               4.7
                                                                                       --------          --------
Cash and Cash Equivalents at March 31                                                  $  170.3          $   32.3
                                                                                       ========          ========

See accompanying notes to condensed consolidated financial statements.

                      WHITMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Registrant believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of results for the interim periods presented.

2. On January 30, 1998, Whitman Corporation ("Whitman" or the "Company") distributed ("the Distribution") all of the issued and outstanding shares of Hussmann International, Inc. ("Hussmann") and Midas, Inc. ("Midas") to Whitman shareholders of record on January 16, 1998. As a result of the Distribution, Hussmann and Midas became independent publicly-owned companies. Whitman has retained Pepsi-Cola General Bottlers, Inc. ("General Bottlers") as its principal operating company. The financial information has been reclassified to reflect Hussmann and Midas as discontinued operations. The results from discontinued operations have been reduced by income taxes of $0.1 million and $5.9 million in the quarters ended March 31, 1998 and 1997, respectively.

3. The Company recorded an extraordinary loss after taxes of $18.3 million during January, 1998, associated with a tender offer made on January 13, 1998, for any and all of the outstanding 7.625% and 8.25% notes maturing June 15, 2015, and February 15, 2007, respectively. In connection with the tender offer, the Company repurchased 7.625% and 8.25% notes with principal amounts of $91.0 million and $88.5 million, respectively. The Company paid total premiums related to the tender of $26.4 million and wrote-off the remaining unamortized discount and issue costs of $2.1 million. The Company also repaid a term loan and notes with principal amounts of $50.0 million scheduled to mature in 1998 and 1999, notes due in 2002 with principal amounts of $50.0 million and industrial revenue bonds of $5.0 million due 2013. Charges associated with these repayments were not significant. Total extraordinary charges of $28.7 million were offset by tax benefits of $10.4 million.

4.   Interest expense, net, is comprised of the following:

                                                        Quarter Ended
                                                          March 31,
                                                   ---------------------
                                                    1998           1997
                                                   ------         ------
                                                        (in millions)

     Interest Expense                              $(12.6)        $(17.4)
     Interest Income from Hussmann and Midas          1.6            6.3
     Interest Income                                  1.7            0.6
                                                   ------         ------

     Interest Expense, Net                         $(9.3)         $(10.5)
                                                   =====          ======

     Interest income from Hussmann and Midas related to intercompany loans and advances. The related interest expense recorded by Hussmann and Midas is included in income (loss) from discontinued operations after taxes.

5. Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows:

                                                        Quarter Ended
                                                          March 31,
                                                    ---------------------
                                                     1998           1997
                                                    ------         ------
                                                        (in millions)

     Interest Paid                                  $ 26.2         $ 25.1
     Interest Received                                 2.5            0.9
     Income Taxes Paid, Net of Refunds                 1.9            1.2

     Whitman also received interest from Hussmann and Midas during the first quarter of 1998, which was included as part of the funds received to settle intercompany indebtedness prior to the spin-offs. Interest received from Hussmann and Midas during the first quarter of 1997 was essentially the same as the intercompany interest income recorded by the Company.

6. As of March 31, 1998, the components of inventory were approximately: raw materials and supplies - 46 percent and finished goods - 54 percent.

7. During the quarter ended March 31, 1998, the Company and its principal operating company paid, and charged against reserves, severance and related severance benefits of $3.1 million. The payments were related to employees severed during 1997 and approximately 10 positions eliminated during the current quarter. These payments are classified in the Condensed
     Consolidated Statement of Cash Flows as a component of "Cash Outlays Related to the Prior Year's Special Charges".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         LIQUIDITY AND CAPITAL RESOURCES

      The Company's net cash from operating activities decreased by $20.5 million in the first three months of 1998 to $24.5 million.

      Net cash provided by continuing operations decreased $11.4 million to $29.9 million in the first quarter of 1998 compared to the same period of the prior year. Income from continuing operations for the first quarter of 1998 was $8.1 million, $2.3 million higher than a year ago. Expenditures related to special charges amounted to $4.0 million for the first three months of 1998. Changes in primary working capital (defined as receivables and inventories less payables) were the primary causes of the decrease in net cash provided by continuing operations compared to the prior year. In the first quarter of 1998, the primary working capital reduction resulted in cash inflow of $15.8 million, while in the same period of 1997, the cash inflow from changes in primary working capital was $26.3 million. Activity in the first quarter of 1998 included a build-up of raw materials in advance of anticipated price increases.

      Net cash used by discontinued operations amounted to $5.4 million in the first quarter of 1998, compared with net cash provided of $3.7 million in the same period of 1997. The overall net change in discontinued operations between the first quarters of 1998 and 1997 was due to 1998 containing only one month of activity for Hussmann and Midas, compared with three months in 1997.

      Investing activities during the first quarter of 1998 included $434.3 million received in January, 1998, from Hussmann and Midas prior to their spin-offs to settle intercompany indebtedness and to pay special dividends. Capital investments, net of proceeds from asset sales, amounted to $19.9 million, up $6.1 million from the same period of last year, and included increased spending for vending machines. Cash used for acquisitions of $21.1 million in the first quarter of 1997 related to General Bottlers' acquisition of the St. Petersburg, Russia bottling operations. The net activity with joint ventures represented additional investments in and loan repayments from the Pepsi-Cola bottling joint venture in Poland. Purchases and sales of investments principally related to the Company's insurance subsidiary, which provides certain levels of insurance for General Bottlers and previously for the discontinued operations of Hussmann and Midas. Funds provided through premiums are invested by the insurance subsidiary and proceeds from the sale of investments are used by the insurance subsidiary to pay claims and other expenses. A substantial portion of the purchases and sales of such investments are reinvested as the investments mature. During the first quarter of 1997, the insurance subsidiary liquidated $10.0 million of its investment portfolio and loaned the proceeds to the Company, which used the funds for general corporate purposes.

      During the first three months of 1998, as discussed in Note 3 to the Condensed Consolidated Financial Statements, the Company repaid debt, including premiums, of $311.2 million. The Company's total debt decreased to $604.8 million at March 31, 1998, from $887.2 million at December 31, 1997. As part of its ongoing share repurchase program, the Company repurchased approximately 1.0 million shares of its stock for $18.3 million in the first quarter of 1998. Management currently has the authority to repurchase an additional 3.2 million shares under the existing program. The company paid common stock dividends of $5.0 million in the first quarter of 1998, based on a quarterly cash dividend of $0.05 per share, compared with $10.7 million in the first quarter of 1997, based on a quarterly cash dividend of $0.105 per share. The issuance of common stock from the exercise of stock options resulted in cash inflows of $10.7 million and $2.2 million for the first quarters of 1998 and 1997, respectively.

      At March 31, 1997 the Company had $300 million available under a contractual revolving credit facility and $200 million available under its commercial paper program. Neither facility was in use at March 31, 1998. The Company believes that with its operating cash flows and available lines of credit, it has sufficient resources to fund its future growth and expansion, including potential domestic franchise acquisitions.

                              RESULTS OF OPERATIONS
               1998 FIRST QUARTER COMPARED WITH 1997 FIRST QUARTER

      Sales increased 5.5 percent to $352.0 million in the first quarter of 1998, with revenue increases reported by both the domestic and international operations, as summarized below:

                                  Quarter Ended
                                   March 31,
                             -----------------------      %
                               1998           1997      Change
                             --------       --------    ------
                                  (in millions)

      Domestic               $  336.2       $  322.8     4.2
      Foreign                    15.8           10.7    47.7
                             --------       --------

      Total Sales            $  352.0       $  333.5     5.5
                             ========       ========

      General Bottler's domestic sales increased $13.4 million in the first quarter of 1998 compared with the same period of 1997. This increase reflected improved pricing and increased volumes. The average domestic net selling prices for raw cases rose approximately one percent and volume, on an 8 ounce equivalent basis, grew approximately four percent over the first quarter of 1997. Volume growth continued to be led by strong demand for the Mountain Dew and Dr Pepper brands. Channel growth was principally in the gas station/convenience store and full service vending channels, reflecting a shift in package mix to 20/24 ounce non-returnable ("NR") packages. The 20 ounce NR package growth was also aided by an increase in vending machine placements during the quarter.

      Internationally, General Bottlers' sales for the first quarter of 1998 were $5.1 million higher than the same period of 1997. The increase principally reflected a full quarter of revenues from Russia and the Baltics, compared to one month of sales in the first quarter of 1997. Poland reported double digit sales growth, reflecting a realignment to more polyethylene ("PET") packaging and favorable results from newly introduced juice products.

      Gross profit improved 5.1 percent to $133.1 million, primarily due to the increase in revenues. The gross profit margin decreased to 37.8 percent of sales in the first quarter of 1998, compared with 38.0 percent of sales in the comparable period of 1997. This decrease reflected lower margin international sales, as the domestic gross profit margin remained essentially unchanged.

      Selling, general and administrative (S,G&A) expenses increased $2.4 million, or 2.6 percent. S,G&A expenses represented 26.7 percent of sales in the first quarter of 1998, down 0.7 percentage points from the same period last year. Domestic selling expenses were higher, reflecting increased volume, partially offset by lower general and administrative expenses, reflecting the benefits of the restructurings which occurred in the latter half of 1997. S,G&A expenses in the international operations were higher due to three months of expenses for Russia and the Baltics, compared with one month in the comparable period of 1997. Amortization expense was essentially unchanged from last year.

      Operating results for the Registrant's two geographic segments, as well as corporate administrative expenses, are summarized below:

                                               Quarter Ended
                                                 March 31,             %
                                            1998           1997      Change
                                          --------       --------    ------
                                               (in millions)

      Domestic                            $   44.8       $   41.1      9.0
      Foreign                                 (5.9)          (5.9)      --
                                          --------       --------
      Subsidiary Operating Income             38.9           35.2     10.5
      Corporate Administrative Expenses       (3.6)          (3.9)     7.7
                                          --------       --------

      Total Operating Income              $   35.3       $   31.3     12.8
                                          ========       ========

      In the first quarter of 1998, General Bottlers' domestic operating income increased $3.7 million, or nine percent. The improvement in operating income was due in part to higher volumes and improved pricing, along with lower S,G&A expenses as a percentage of sales. Domestic operating margins increased 0.6 percentage points to 13.3 percent in the first quarter of 1998. The improved domestic operating margins reflected a favorable shift in product mix to the more profitable NR packages, as well as growth in the food service channel.

      The international operating losses were unchanged from last year. Operating losses in Poland were reduced by $1.8 million, which reflected a shift to a more profitable packaging mix. This reduction was offset by increased operating losses in Russia and the Baltics as the start-up of those operations continued, with the current quarter including three months of operating losses, compared with one month in the previous year's first quarter.

      Net interest expense decreased $1.2 million to $9.3 million. The decrease was due principally to the repayment of debt using funds received from Hussmann and Midas prior to the spin-off transactions. Cash in excess of debt repayments was invested short term, resulting in higher external interest income in the current quarter compared with the first quarter of 1997. Decreases in net external interest expense were offset by lower interest income on loans and advances to Hussmann and Midas, which were repaid in January, 1998, prior to the spin-off transactions.

      Other expense, net, increased $0.3 million to $4.9 million in the first quarter of 1998. The increase was not related to any single significant item.

                     Current and Pending Accounting Changes

      Beginning with the calendar year 1998, the Company has adopted Statement of Financial Accounting Standards No. 130, "Comprehensive Income", establishing standards for reporting and displaying comprehensive income and its components. Comprehensive income includes all changes in equity during a period except those resulting from owner sources, such as investments by owners and distributions to owners. Included in this Form 10-Q are Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 1998 and 1997.

      In February, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" (Statement No. 132), effective for fiscal years beginning after December 15, 1997. Statement No. 132 revises employers' disclosure requirements for pension and postretirement benefit plans, requiring, to the extent practicable, additional information on changes in the benefit obligations and fair values of plan assets, which will facilitate financial analysis. Statement No. 132 does not change the measurement or recognition dates of the plans. Commencing with its annual financial statements for the year ended December 31, 1998, the Company will adopt this statement as required.

      In March, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), effective for fiscal years beginning after December 15, 1998. SOP 98-1 provides guidance on the expense or capitalization of costs of computer software developed or obtained for internal use. The Company began applying the guidelines of SOP 98-1 in the first quarter of 1998.

PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.

     (a)      Exhibits.

              12.  Statement of Calculation of Ratio of Earnings to Fixed
                   Charges.

              27. Financial Data Schedules for the three months ended March 31, 1998 and 1997.

     (b)      Reports on Form 8-K.

              The Company filed a current report on January 6, 1998, during the quarter ended March 31, 1998. The current report included pro forma condensed consolidated income statements under Item 7 for the nine months ended September 30, 1997, and the year ended December 31, 1996, and a pro forma condensed consolidated balance sheet as of September 30, 1997. The pro forma financial statements presented the results of the Company's continuing operations assuming the transactions contemplated by the Distribution, including borrowings to be incurred by Hussmann and Midas, had been completed on January 1, 1996, and contained all material adjustments necessary to restate the Company's historical information.

              The Company also filed a current report on February 13, 1998, which, under Item 2, discussed the distribution of all of the outstanding shares of common stock of Hussmann and Midas that occurred on January 30, 1998. Prior to the Distribution, the Company entered into Distribution and Indemnity Agreements ("Distribution Agreements") and Tax Sharing Agreements separately with both Hussmann International, Inc. and Hussmann Corporation (the "Hussmann Companies") and Midas, Inc. and Midas International Corporation (the "Midas Companies"). The agreements govern the relationship between each company with respect to or as a result of the Distribution. Included as exhibits to this current report were the Distribution Agreements and Tax Sharing Agreements dated as of December 31, 1997, entered into by and among the Company, the Hussmann Companies and the Midas Companies.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 WHITMAN CORPORATION


Date:  May 14, 1998              By:  /s/ FRANK T. WESTOVER
       ------------                   ---------------------
                                      Frank T. Westover
                                      Executive Vice President
                                      (As Chief Financial Officer and Duly
                                      Authorized Officer of Whitman Corporation)