Form 10-Q
period 1998-06-30
WHITMAN CORP
filed 1998-08-14
CIK 49573

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _______

                        Commission File Number 001-04710

                               WHITMAN CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                            36-6076573
--------------------------------                         ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)


3501 Algonquin Road, Rolling Meadows, Illinois                    60008
----------------------------------------------                  ----------
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

As of July 31, 1998, the Registrant had 101,524,199 outstanding shares (excluding treasury shares) of common stock, without par value, the Registrant's only class of common stock.

                               WHITMAN CORPORATION
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998


                                    CONTENTS

PART I   FINANCIAL INFORMATION
         Item 1. Financial Statements
                   Condensed Consolidated Statements of Income
                   Condensed Consolidated Statements of Comprehensive Income Condensed Consolidated Balance Sheets
                   Condensed Consolidated Statements of Cash Flows
                   Notes to Condensed Consolidated Financial Statements
         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II  OTHER INFORMATION
         Item 4. Submission of Matters to a Vote of Security Holders
         Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

                               WHITMAN CORPORATION
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                  Quarter Ended              Six Months Ended
                                                                    June 30,                     June 30,
                                                           -------------------------    --------------------------
                                                               1998           1997          1998           1997
                                                           -----------    -----------   ------------   -----------
                                                                     (in millions, except per share data)
Sales                                                      $     408.9    $     392.5   $     760.9    $     726.0
Cost of goods sold                                               255.4          243.6         474.3          450.4
                                                           -----------    -----------   -----------    -----------
   Gross profit                                                  153.5          148.9         286.6          275.6
Selling, general and administrative expenses                      96.3          100.1         190.2          191.6
Amortization expense                                               4.0            3.9           7.9            7.8
                                                           -----------    -----------   -----------    -----------
   Operating income                                               53.2           44.9          88.5           76.2

Interest expense, net (Note 4)                                    (8.5)         (10.7)        (17.8)         (21.2)
Other expense, net                                                (5.2)          (5.8)        (10.1)         (10.4)
                                                           -----------    -----------   -----------    -----------
   Income before income taxes                                     39.5           28.4          60.6           44.6

Income taxes                                                      17.7           12.7          27.2           20.1
                                                           -----------    -----------   -----------    -----------
   Income from continuing operations
      before minority interest                                    21.8           15.7          33.4           24.5
Minority interest                                                  5.4            4.5           8.9            7.5
                                                           -----------    -----------   -----------    -----------

Income from continuing operations                                 16.4           11.2          24.5           17.0
Income (loss) from discontinued operations after
   taxes (Note 2)                                                   --           22.5          (0.5)          32.2
Extraordinary loss on early extinguishment of debt
   after taxes (Note 3)                                             --             --         (18.3)            --
                                                           -----------    -----------   -----------    -----------

   Net income                                              $      16.4    $      33.7   $       5.7    $      49.2
                                                           ===========    ===========   ===========    ===========

Average shares:
   Basic EPS - weighted-average common shares                    101.4          101.6         101.2          101.9
   Incremental effect of stock options                             1.8            1.1           1.9            1.1
                                                           -----------    -----------   -----------    -----------
   Diluted EPS - weighted-average common shares                  103.2          102.7         103.1          103.0
                                                           ===========    ===========   ===========    ===========

Income (Loss) Per Common Share - Basic:
   Continuing operations                                   $      0.16    $      0.11   $      0.24    $      0.17
   Discontinued operations                                          --           0.22            --           0.31
   Extraordinary loss on early extinguishment of debt               --             --         (0.18)            --
                                                           -----------    -----------   -----------    -----------
   Net income                                              $      0.16    $      0.33   $      0.06    $      0.48
                                                           ===========    ===========   ===========    ===========

Income (Loss) Per Common Share - Diluted:
   Continuing operations                                   $      0.16    $      0.11   $      0.24    $      0.17
   Discontinued operations                                          --           0.22            --           0.31
   Extraordinary loss on early extinguishment of debt               --             --         (0.18)            --
                                                           -----------    -----------   -----------    -----------
   Net income                                              $      0.16    $      0.33   $      0.06    $      0.48
                                                           ===========    ===========   ===========    ===========

Cash dividends per common share                            $      0.05    $     0.115   $      0.10    $      0.22
                                                           ===========    ===========   ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                               WHITMAN CORPORATION
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                  Quarter Ended              Six Months Ended
                                                                    June 30,                     June 30,
                                                           -------------------------    -------------------------
                                                              1998           1997          1998           1997
                                                           ----------     ----------    ----------     ----------
                                                                                 (in millions)
Net income                                                 $     16.4     $     33.7    $      5.7     $     49.2

Other comprehensive income (loss):

   Foreign currency translation adjustment (Note 10)              0.9           (2.8)          2.9          (13.0)

   Unrealized gains (losses) on securities arising
      during the period, net of tax expense (benefit)
      of $2.6, $(0.4), $3.0, and $(0.2), respectively             4.6           (0.8)          5.5           (0.4)
                                                           ----------     ----------    ----------     ----------

Other comprehensive income (loss)                                 5.5           (3.6)          8.4          (13.4)
                                                           ----------     ----------    ----------     ----------

Comprehensive income                                       $     21.9     $     30.1    $     14.1     $     35.8
                                                           ==========     ==========    ==========     ==========

See accompanying notes to condensed consolidated financial statements.

                               WHITMAN CORPORATION
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                   June 30,        December 31,
                                                                                     1998              1997
                                                                                ------------       ------------
                                                                                           (in millions)
ASSETS:
Current assets:
     Cash and cash equivalents                                                  $      159.2       $       52.4
     Receivables                                                                       168.6              131.7
     Inventories (Note 6)                                                               79.1               69.9
     Other current assets                                                               42.9               36.3
     Net current assets of companies held for disposition                                 --              270.5
                                                                                ------------       ------------
         Total current assets                                                          449.8              560.8
                                                                                ------------       ------------
Investments                                                                            165.4              157.0
Property (at cost)                                                                     917.7              878.2
Accumulated depreciation and amortization                                             (485.2)            (471.6)
                                                                                ------------        -----------
     Net property                                                                      432.5              406.6
                                                                                ------------       ------------
Goodwill, net                                                                          454.7              462.6
Other assets                                                                            48.8               49.5
Net non-current assets of companies held for disposition                                  --              393.2
                                                                                ------------       ------------

     Total assets                                                               $    1,551.2       $    2,029.7
                                                                                ============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
     Short-term debt, including current maturities of long-term debt            $         --       $      282.5
     Accounts and dividends payable                                                    144.7               97.8
     Other current liabilities                                                          97.1              109.7
                                                                                ------------       ------------
         Total current liabilities                                                     241.8              490.0
                                                                                ------------       ------------
Long-term debt                                                                         608.9              604.7
Deferred income taxes                                                                   87.7               75.4
Other liabilities                                                                       79.9               98.4
Minority interest                                                                      226.3              221.5
Shareholders' equity:
     Common stock (without par value, 250.0 million shares authorized; 113.3 million shares issued at June 30, 1998 and 111.7 million
         shares issued at December 31, 1997)                                           493.4              478.2
     Retained income                                                                    66.0              363.4
     Accumulated other comprehensive income:
         Cumulative translation adjustment (Note 10)                                   (11.7)             (78.8)
         Unrealized investment gain                                                      5.7                0.2
                                                                                ------------       -------------
         Accumulated other comprehensive income                                         (6.0)             (78.6)
                                                                                ------------       ------------
     Treasury stock (11.8 million shares at June 30, 1998 and 10.6 million
         shares at December 31, 1997)                                                 (246.8)            (223.3)
                                                                                ------------       ------------

         Total shareholders' equity                                                    306.6              539.7
                                                                                ------------       ------------

Total liabilities and shareholders' equity                                      $    1,551.2       $    2,029.7
                                                                                ============       ============

See accompanying notes to condensed consolidated financial statements.

                               WHITMAN CORPORATION
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                                     -----------------------------
                                                                                        1998               1997
                                                                                     ----------         ----------
                                                                                              (in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                                                    $     24.5         $     17.0
Adjustments to reconcile to net cash provided by operating activities:
     Depreciation and amortization                                                         38.6               36.4
     Cash outlays related to the prior year's special charges                             (17.9)                --
     Other                                                                                  8.8                9.4
Changes in assets and liabilities, exclusive of acquisitions:
     Increase in receivables                                                              (36.9)             (15.0)
     Increase in inventories                                                               (9.2)             (17.7)
     Increase in payables                                                                  46.9               34.7
     Net change in other assets and liabilities                                             4.2                2.7
                                                                                     ----------         ----------
Net cash provided by continuing operations                                                 59.0               67.5
Net cash (used in) provided by discontinued operations                                     (7.6)              14.4
                                                                                     ----------         ----------
     Net cash provided by operating activities                                             51.4               81.9
                                                                                     ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from dispositions of businesses                                                  434.3                 --
Capital investments, net                                                                  (57.8)             (30.9)
Companies acquired, net of cash acquired                                                     --              (21.1)
Net activity with joint ventures                                                            1.8               (3.2)
Purchases of investments                                                                   (9.5)             (28.6)
Proceeds from sales of investments                                                          7.9               40.7
                                                                                     ----------         ----------
     Net cash provided by (used in) investing activities                                  376.7              (43.1)
                                                                                     ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                                               --               68.7
Repayment of debt                                                                        (311.2)             (65.5)
Net borrowings from bank lines of credit and
     commercial paper                                                                       4.0               19.0
Cash dividends                                                                            (10.1)             (22.4)
Treasury stock purchases                                                                  (23.6)             (37.0)
Issuance of common stock                                                                   19.6                2.4
                                                                                     ----------         ----------
     Net cash used in financing activities                                               (321.3)             (34.8)
                                                                                     ----------         ----------

Effects of exchange rate changes on cash and cash equivalents                                --               (0.4)
                                                                                     ----------         ----------
Change in cash and cash equivalents                                                       106.8                3.6
Cash and cash equivalents at January 1                                                     52.4                4.7
                                                                                     ----------         ----------
Cash and cash equivalents at June 30                                                 $    159.2         $      8.3
                                                                                     ==========         ==========

See accompanying notes to condensed consolidated financial statements.

                               WHITMAN CORPORATION
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998

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

2. On January 30, 1998, Whitman Corporation ("Whitman" or the "Company") distributed ("the Distribution") all of the issued and outstanding shares of Hussmann International, Inc. ("Hussmann") and Midas, Inc. ("Midas") to Whitman shareholders of record on January 16, 1998. As a result of the Distribution, Hussmann and Midas became independent publicly-owned companies. Whitman has retained Pepsi-Cola General Bottlers, Inc. ("General Bottlers") as its principal operating company. The financial information has been reclassified to reflect Hussmann and Midas as discontinued operations. The results from discontinued operations have been reduced by income taxes of $0.1 million for the six month period ended June 30, 1998, and $14.3 million and $20.2 million for the quarter and six month periods ended June 30, 1997, respectively.

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

4.   Interest expense, net, comprised the following:

                                                                 Quarter Ended              Six Months Ended
                                                                    June 30,                     June 30,
                                                           -------------------------    -------------------------
                                                               1998           1997          1998           1997
                                                           ----------     ----------    ----------     ----------
                                                                                 (in millions)
     Interest expense                                      $    (10.9)    $    (17.2)   $    (23.5)    $    (34.6)
     Interest income from Hussmann and Midas                       --            6.0           1.6           12.3
     Interest income                                              2.4            0.5           4.1            1.1
                                                           ----------     ----------    ----------     ----------

     Interest expense, net                                 $     (8.5)    $    (10.7)   $    (17.8)    $    (21.2)
                                                           ==========     ==========    ==========     ==========

     Interest income from Hussmann and Midas related to intercompany loans and advances. The related interest expense recorded by Hussmann and Midas is included in income (loss) from discontinued operations after taxes.

5. Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows:

                                                        Six Months Ended
                                                             June 30,
                                                  ----------------------------
                                                    1998                1997
                                                  --------            --------
                                                          (in millions)

     Interest paid                                $   29.3            $   34.9
     Interest received                                 3.2                 1.4
     Income taxes paid, net of refunds                 3.4                19.5

     The reduction in income taxes paid during the first six months of 1998 versus the comparable period in 1997 was due primarily to the impact of the tax benefits arising from the extraordinary loss recorded during the first quarter of 1998 (see Note 3).

     Whitman also received interest from Hussmann and Midas during the first quarter of 1998, which was included as part of the funds received to settle intercompany indebtedness prior to the spin-offs. Interest received from Hussmann and Midas during the first six months of 1997 was essentially the same as the intercompany interest income recorded by the Company.

6. As of June 30, 1998, the components of inventory were approximately: raw materials and supplies - 39 percent and finished goods - 61 percent.

7. During the six months ended June 30, 1998, the Company and General Bottlers paid, and charged against previously recorded accruals, severance and related benefits of $13.0 million. The payments were related to employees terminated during 1997 and nearly 20 positions eliminated during the first six months of 1998. These payments are classified in the Condensed Consolidated Statement of Cash Flows as a component of "Cash outlays related to the prior year's special charges."

8. The Company expects to infuse approximately $18 million of capital into its Russian operations in August, 1998, which will primarily be used to pay down borrowings under the Company's revolving credit facility in Russia.

9. The Company continues to be subject to certain indemnification obligations under agreements with previously sold subsidiaries for potential environmental liabilities. There is significant uncertainty in assessing the Company's share of the potential liability for such claims. The assessment and determination for cleanup at the various sites involved is inherently difficult to estimate, and the Company's share of such costs is subject to various factors, including possible insurance recoveries and the allocation of liabilities among many other potentially responsible and financially viable parties.

     At June 30, 1998, the Company had $25.7 million accrued to cover these potential liabilities. Such amounts are determined using estimated undiscounted future cash requirements, and have not been reduced by potential future insurance recoveries.

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

10. Foreign currency translation adjustments as shown on the Condensed Consolidated Statements of Comprehensive Income include currency translation losses of $1.0 million, $0.5 million and $8.8 million for the quarter ended June 30, 1997 and six months ended June 30, 1998 and 1997, respectively, which were related to discontinued operations. The cumulative translation adjustment as of December 31, 1997, included cumulative translation losses of $63.7 million related to discontinued operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's net cash from operating activities decreased by $30.5 million in the first six months of 1998 to $51.4 million. Net cash provided by continuing operations decreased $8.5 million to $59.0 million in the first six months of 1998 compared with the same period of the prior year. Income from continuing operations for the first six months of 1998 was $24.5 million, $7.5 million higher than a year ago, offset by cash outlays related to special charges amounting to $17.9 million during the first six months of 1998. The net effect of these two items was the primary factor related to the decrease in net cash provided by continuing operations compared with the prior year. The net change in primary working capital (defined as receivables and inventories less payables) for the first six months of 1998 versus the comparable period in 1997 was not significant. It is expected that of the remaining accrual related to the special charges recorded in 1997, including termination benefits, approximately $10 million will be paid during the latter half of 1998 and the remaining balance of nearly $11 million is expected to be paid in 1999.

     Investing activities during the first six months of 1998 included $434.3 million received in January, 1998, from Hussmann and Midas prior to their spin-offs to settle intercompany indebtedness and to pay special dividends. Capital investments, net of proceeds from asset sales, amounted to $57.8 million, up $26.9 million from the same period of last year, with the increased spending principally attributable to additional vending machines placed in the market. Cash used for acquisitions of $21.1 million in the first six months of 1997 related to General Bottlers' first quarter acquisition of the St. Petersburg, Russia bottling operations. The net activity with joint ventures represented loan repayments from and additional net investments in the Pepsi-Cola bottling joint venture in Poland. Purchases and sales of investments principally related to the Company's insurance subsidiary, which provides certain levels of insurance for General Bottlers and for the discontinued operations of Hussmann and Midas up to the date of the spin-offs. Funds provided through premiums are invested by the insurance subsidiary and proceeds from the sale of investments are used by the insurance subsidiary to pay claims and other expenses. A substantial portion of the purchases and sales of such investments are reinvested as the investments mature.

     The Company's total debt has decreased to $608.9 million at June 30, 1998, from $887.2 million at December 31, 1997, for a net change of $278.3 million. In the first quarter of 1998, as discussed in Note 3 to the Condensed Consolidated Financial Statements, the Company made debt repayments, including premiums, of $311.2 million. As part of its ongoing share repurchase program, the Company repurchased approximately 1.3 million shares and 1.6 million shares of its stock for $23.6 million and $37.0 million in the first six months of 1998 and 1997, respectively. Management currently has the authority to repurchase approximately
3.0 million additional shares under the existing program. The Company paid common stock dividends of $10.1 million in the first six months of 1998, based on a quarterly cash dividend of $0.05 per share, compared with $22.4 million in the first six months of 1997, based on a quarterly cash dividend of $0.105 and $0.115 per share in the first and second quarters of 1997, respectively. The issuance of common stock from the exercise of stock options resulted in cash inflows of $19.6 million and $2.4 million for the first six months of 1998 and 1997, respectively.

     In May, 1998, the Company canceled its former credit facility related to its operations in Russia and entered into a new contractual revolving credit facility that permits total borrowings of up to $35 million. Each borrowing under the facility expires in 360 days unless it is renewed, and borrowings under the facility totaled $29.0 million at June 30, 1998. The Company expects to infuse approximately $18 million of capital into the Russian operations in August, 1998, which will be used primarily to pay down borrowings under this facility. In addition to the facility in Russia, the Company has $300 million available under a contractual revolving credit facility and $200 million available under its commercial paper program. Neither facility was in use at June 30, 1998. The Company believes that with its operating cash flows, available lines of credit, and the potential for additional debt and equity offerings, it has sufficient resources to fund its future growth and expansion, including potential domestic or foreign franchise acquisitions.

                              RESULTS OF OPERATIONS
              1998 SECOND QUARTER COMPARED WITH 1997 SECOND QUARTER

     Sales increased 4.2 percent to $408.9 million in the second quarter of 1998, as summarized below:

                                           Quarter Ended
                                              June 30,
                                     -------------------------            %
                                       1998             1997            Change
                                     --------         --------         --------
                                           (in millions)

     Domestic                        $  389.1         $  370.7            5.0
     International                       19.8             21.8           -9.2
                                     --------         --------

     Total Sales                     $  408.9         $  392.5            4.2
                                     ========         ========

     General Bottlers' domestic sales increased $18.4 million in the second quarter of 1998 compared with the same period of 1997. This increase reflected improved pricing and increased volumes. The average domestic net selling prices for actual physical ("raw") cases rose 3.9 percent and volume, in raw cases, grew 2.8 percent over the second quarter of 1997. In 8-ounce equivalent cases, volume, including foodservice, increased 4.3 percent in the second quarter of 1998 compared with the same period of 1997. Sales growth was driven principally by the convenience/gas channel, the vending channel, and fountain. In the first quarter of 1998, the Company began reporting volume on an 8-ounce equivalent basis, as well as raw cases, to better reflect the favorable impact of a package mix shift towards the 20/24 ounce non-returnable ("NR") packages. The 20-ounce NR package growth benefited from a significant increase in vending machine placements during the first half of 1998.

     Internationally, General Bottlers' sales for the second quarter of 1998 were $2.0 million lower than the same period of 1997. The decrease principally reflected a $5.7 million decline in low margin contract sales in Russia, partially offset by a 12.6 percent increase in sales in Poland.

     Gross profit improved 3.1 percent to $153.5 million, primarily due to the increase in revenues. The gross profit margin decreased to 37.5 percent of sales in the second quarter of 1998, compared with 37.9 percent of sales in the comparable period of 1997. This decrease reflected higher ingredient and polyethylene ("PET") packaging costs domestically, partially offset by improved profit margins on international sales, reflecting the favorable sales mix shift in Russia away from low margin contract sales.

     Selling, general and administrative (S,G&A) expenses decreased $3.8 million, or 3.8 percent. The decline reflected a reduction in corporate headquarters' management and staff and a $2.7 million charge recorded in the second quarter of 1997 related to the elimination of a layer of management at General Bottlers. S,G&A expenses represented 23.6 percent of sales in the second quarter of 1998, down 1.2 percentage points from the same period last year, excluding the impact of the charge. Amortization expense was essentially unchanged from last year.

     Operating results for the Registrant's two geographic segments, as well as corporate administrative expenses, are summarized below:

                                                  Quarter Ended
                                                     June 30,
                                            -------------------------      %
                                              1998             1997      Change
                                            --------         --------  --------
                                                  (in millions)

     Domestic                               $   60.8         $   54.8     10.9
     International                              (4.9)            (5.7)    14.0
                                            --------         --------
       General Bottlers' Operating Income       55.9             49.1     13.8
     Corporate Administrative Expenses          (2.7)            (4.2)    35.7
                                            --------         --------
       Total Operating Income               $   53.2         $   44.9     18.5
                                            ========         ========

     In the second quarter of 1998, General Bottlers' domestic operating income increased $6.0 million, or 10.9 percent. The improvement in operating income was due in part to higher volumes and improved pricing, the impact of the charge in 1997, and a more favorable package and channel mix. Excluding the impact of the charge, domestic operating margins increased to 15.6 percent in the second quarter of 1998 from 15.5 percent for the comparable period of 1997.

     International operating losses were reduced by $0.8 million, or 14 percent. Operating losses in Poland were reduced by $1.2 million to $2.2 million, due, in part, to increased case volumes and lower S,G&A expenses. This improvement was partially offset by increased operating losses in Russia and the Baltics, principally reflecting costs associated with the continuing start-up and expansion efforts.

     Net interest expense decreased $2.2 million to $8.5 million, primarily due to the repayment of debt using funds received from Hussmann and Midas prior to the spin-off transactions. Cash in excess of debt repayments was invested in short term instruments, resulting in higher external interest income in the current quarter compared with the second quarter of 1997. Decreases in net external interest expense were partially offset by the absence of interest income on loans and advances to Hussmann and Midas, which were repaid in conjunction with the spin-off transactions.

     Other expense, net, decreased $0.6 million to $5.2 million in the second quarter of 1998. The improvement was not related to any single significant item.

                              RESULTS OF OPERATIONS
            1998 FIRST SIX MONTHS COMPARED WITH 1997 FIRST SIX MONTHS

     Sales and revenues increased 4.8 percent to $760.9 million in the first six months of 1998 compared with the same period of 1997, as summarized below:

                                        Six Months Ended
                                             June 30,
                                    ------------------------             %
                                      1998            1997            Change
                                    --------        --------         --------
                                          (in millions)

     Domestic                       $  725.3        $  693.5            4.6
     International                      35.6            32.5            9.5
                                    --------        --------

     Total Sales                    $  760.9        $  726.0            4.8
                                    ========        ========

     General Bottlers' domestic sales increased $31.8 million in the first half of 1998 compared with the same period of 1997. This increase reflected improved pricing and increased volumes. The average domestic net selling prices for raw cases rose 2.5 percent and volume, in raw cases, likewise grew 2.5 percent over the first half of 1997. For the first half of the year, 8-ounce equivalent case volume, including foodservice, increased 4.1 percent. Channel growth was principally in convenience/gas, vending and fountain, reflecting a shift in package mix to 20/24 ounce NR packages and increased focus on fountain. The 20 ounce NR package growth was also aided by an increase in vending machine placements during the first six months of the year.

     Internationally, General Bottlers' sales for the first half of 1998 were $3.1 million higher than the same period of 1997. The increase principally reflects sales growth in Poland due to a realignment to more PET packaging and favorable results from newly introduced juice products. Sales in Russia and the Baltics in the first half of 1998 increased modestly from the same period of 1997, reflecting a full six months of revenues in 1998, compared with four months in the first half of 1997, partially offset by a $5.9 million decline in low margin contract sales.

     Gross profit improved 4.0 percent to $286.6 million, primarily due to the increase in revenues. The gross profit margin decreased to 37.7 percent of sales in the first half of 1998, compared with 38.0 percent of sales in the comparable period of 1997. This decrease reflected higher ingredient and packaging costs domestically, partially offset by improved profit margins on international sales.

     S,G&A expenses decreased $1.4 million, or 0.7 percent. The year-over-year decline reflects a reduction in Whitman corporate staffing in 1998 and General Bottlers' $2.7 million charge recorded in the second quarter of 1997 for reductions in administrative overhead. S,G&A expenses represented 25.0 percent of sales in the first half of 1998, down 1.0 percentage point from the same period last year, excluding the impact of the charge. Amortization expense was essentially unchanged from last year.

     Operating results for the Registrant's two geographic segments, as well as corporate administrative expenses, are summarized below:

                                                Six Months Ended
                                                    June 30,
                                            ------------------------       %
                                              1998            1997       Change
                                            --------        --------    --------
                                                 (in millions)

     Domestic                               $  105.6        $   95.9      10.1
     International                             (10.8)          (11.6)      6.9
                                            --------        --------
       General Bottlers' Operating Income       94.8            84.3      12.5
     Corporate Administrative Expenses          (6.3)           (8.1)     22.2
                                            --------        --------
       Total Operating Income               $   88.5        $   76.2      16.1
                                            ========        ========

     In the first half of 1998, General Bottlers' domestic operating income increased $9.7 million, or 10.1 percent. The improvement in operating income was due in part to higher volumes, improved pricing and the effects of the $2.7 million charge taken in the second quarter of 1997. Excluding the impact of the charge in 1997, domestic operating margins increased 0.4 percentage points to
14.6 percent in the first half of 1998 from the comparable period in the previous year. The improved domestic operating margins reflected a favorable shift in product mix to the more profitable NR packages and a more favorable channel mix.

     International operating losses decreased $0.8 million, or 6.9 percent. Operating losses in Poland were reduced by $3.0 million to $5.1 million, due, in part, to increased case volumes and lower S,G&A expenses. This reduction was partially offset by higher operating losses in Russia and the Baltics, reflecting costs from continuing start-up and expansion efforts.

     Net interest expense decreased $3.4 million to $17.8 million, primarily due to the repayment of debt using funds received from Hussmann and Midas prior to the spin-off transactions. Cash in excess of debt repayments was invested in short term instruments, resulting in higher external interest income in the first half of 1998 compared with the first half of 1997. Decreases in net external interest expense were partially offset by the decrease in interest income on loans and advances to Hussmann and Midas, which were repaid in conjunction with the spin-off transactions.

     Other expense, net, decreased $0.3 million to $10.1 million in the first half of 1998. The improvement was not related to any single significant item.

                     CURRENT AND PENDING ACCOUNTING CHANGES

     In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of a derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Registrant will adopt this accounting standard as required by January 1, 2000; adoption of the standard is not expected to have a material impact on the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) April 30, 1998 Annual Meeting of Shareholders.

     (b) Election of Directors

         The   following   persons  were  elected  at  the  Annual   Meeting  of
         Shareholders held April 30, 1998, to serve as Directors for the ensuing year:

                 Herbert M. Baum                Charles W. Gaillard
                 Bruce S. Chelberg              Jarobin Gilbert, Jr.
                 Richard G. Cline               Victoria B. Jackson
                 Pierre S. duPont               Charles S. Locke
                 Archie R. Dykes

     (c) Matters Voted Upon

         To consider and vote upon election of the Registrant's directors.

         The following votes were recorded with respect thereto:

         Nominees                       Votes For               Votes Withheld
         --------                       ---------               --------------
         Herbert M. Baum                85,502,642                  556,360
         Bruce S. Chelberg              85,562,637                  496,365
         Richard G. Cline               85,571,563                  487,439
         Pierre S. duPont               85,562,622                  496,380
         Archie R. Dykes                85,509,143                  549,859
         Charles W. Gaillard            84,203,435                1,855,567
         Jarobin Gilbert, Jr.           85,552,812                  506,190
         Victoria B. Jackson            85,564,520                  494,482
         Charles S. Locke               78,431,565                7,627,437

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         12.  Statement of Calculation of Ratio of Earnings to Fixed Charges.

         27. Financial Data Schedules for the six months ended June 30, 1998 and 1997.

     (b) Reports on Form 8-K.

         None filed during the quarter ended June 30, 1998.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               WHITMAN CORPORATION


Date: August 14, 1998          By:    /s/ FRANK T. WESTOVER
     ----------------                 ---------------------
                                      Frank T. Westover
                                      Executive Vice President
                                      (As Chief Financial Officer and Duly
                                      Authorized Officer of Whitman Corporation)