Form 10-Q
period 1998-09-30
WHITMAN CORP
filed 1998-11-13
CIK 49573

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                           YES /x/   NO  / /

As of October 31, 1998, the Registrant had 100,883,753 outstanding shares (excluding treasury shares) of common stock, without par value, the Registrant's only class of common stock.

                                    CONTENTS

PART I    FINANCIAL INFORMATION
          Item 1. Financial Statements
                    Condensed Consolidated Statements of Income
                    Condensed Consolidated Statements of Comprehensive Income Condensed Consolidated Balance Sheets
                    Condensed Consolidated Statements of Cash Flows
                    Notes to Condensed Consolidated Financial Statements
          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II   OTHER INFORMATION
          Item 6.   Exhibits and Reports on Form 8-K

SIGNATURE

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                   Quarter Ended              Nine Months Ended
                                                                   September 30,                September 30,
                                                              ----------------------       -----------------------
                                                                1998          1997           1998           1997
                                                              --------      --------       --------       --------
                                                                     (in millions, except per share data)
Sales                                                         $  475.0      $  452.9       $1,235.9       $1,178.9
Cost of goods sold                                               297.7         283.1          772.0          733.5
                                                              --------      --------       --------       --------
   Gross profit                                                  177.3         169.8          463.9          445.4
Selling, general and administrative expenses                      98.9          99.4          289.1          291.0
Amortization expense                                               3.9           3.9           11.8           11.7
                                                              --------      --------       --------       --------
   Operating income before special charges                        74.5          66.5          163.0          142.7
Special charges (Note 4)                                            --          (9.4)            --           (9.4)
                                                              --------      --------       --------       --------
   Operating income                                               74.5          57.1          163.0          133.3
Interest expense, net (Note 5)                                    (9.1)        (11.1)         (26.9)         (32.3)
Other expense, net                                                (2.0)         (4.3)         (12.1)         (14.7)
                                                              --------      --------       --------       --------
   Income before income taxes                                     63.4          41.7          124.0           86.3

Income taxes                                                      29.6          21.3           56.8           41.4
                                                              --------      --------       --------       --------
   Income from continuing operations
      before minority interest                                    33.8          20.4           67.2           44.9
Minority interest                                                  7.6           6.3           16.5           13.8
                                                              --------      --------       --------       --------
Income from continuing operations                                 26.2          14.1           50.7           31.1
Loss from discontinued operations after
   taxes (Note 2)                                                   --         (47.9)          (0.5)         (15.7)
Extraordinary loss on early extinguishment of debt
   after taxes (Note 3)                                             --            --          (18.3)            --
                                                              --------      --------       --------       --------
   Net income (loss)                                          $   26.2      $  (33.8)      $   31.9       $   15.4
                                                              ========      ========       ========       ========
Average Shares:
   Basic EPS - weighted-average common shares                    101.2         101.5          101.2          101.8
   Incremental effect of stock options                             1.5           1.3            1.7            1.1
                                                              --------      --------       --------       --------
   Diluted EPS - weighted-average common shares                  102.7         102.8          102.9          102.9
                                                              ========      ========       ========       ========
Income (Loss) Per Common Share - Basic:
   Continuing operations                                      $   0.26      $   0.14       $   0.50       $   0.31
   Discontinued operations                                          --         (0.47)            --          (0.16)
   Extraordinary loss on early extinguishment of debt               --            --          (0.18)            --
                                                              --------      --------       --------       --------
   Net income (loss)                                          $   0.26      $  (0.33)      $   0.32       $   0.15
                                                              ========      ========       ========       ========
Income (Loss) Per Common Share - Diluted:
   Continuing operations                                      $   0.26      $   0.14       $   0.49       $   0.30
   Discontinued operations                                          --         (0.47)            --          (0.15)
   Extraordinary loss on early extinguishment of debt               --            --          (0.18)            --
                                                              --------      --------       --------       --------
   Net income (loss)                                          $   0.26      $  (0.33)      $   0.31       $   0.15
                                                              ========      ========       ========       ========
Cash dividends per common share                               $   0.05      $  0.115       $   0.15       $  0.335
                                                              ========      ========       ========       ========

See accompanying notes to condensed consolidated financial statements.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                 Quarter Ended              Nine Months Ended
                                                                 September 30,                September 30,
                                                             ----------------------      -----------------------
                                                               1998          1997          1998           1997
                                                             --------      --------      --------       --------
                                                                                 (in millions)
Net income (loss)                                            $  26.2       $ (33.8)      $  31.9        $  15.4

Other comprehensive income (loss):

   Foreign currency translation adjustment (Note 10)            (0.2)         (7.2)          2.7          (20.2)

   Unrealized (losses) gains on securities arising
      during the period, net of tax (benefit) expense
      of $(2.7), $0.6, $0.3, and $0.4, respectively             (4.9)          1.1           0.6            0.7
                                                             -------       -------       -------        -------
Other comprehensive income (loss)                               (5.1)         (6.1)          3.3          (19.5)
                                                             -------       -------       -------        -------
Comprehensive income (loss)                                  $  21.1       $ (39.9)      $  35.2        $  (4.1)
                                                             =======       =======       =======        =======

See accompanying notes to condensed consolidated financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                 September 30,       December 31,
                                                                                     1998                1997
                                                                                 -------------       ------------
                                                                                           (in millions)
ASSETS:
Current assets:
     Cash and cash equivalents                                                   $     134.1         $      52.4
     Receivables                                                                       182.5               131.7
     Inventories (Note 7)                                                               75.3                69.9
     Other current assets                                                               46.3                36.3
     Net current assets of companies held for disposition                                 --               270.5
                                                                                 -----------         -----------
         Total current assets                                                          438.2               560.8
                                                                                 -----------         -----------
Investments                                                                            155.5               157.0
Property (at cost)                                                                     960.7               878.2
Accumulated depreciation and amortization                                             (497.7)             (471.6)
                                                                                 -----------         -----------
     Net property                                                                      463.0               406.6
                                                                                 -----------         -----------
Goodwill, net                                                                          450.8               462.6
Other assets                                                                            50.5                49.5
Net non-current assets of companies held for disposition                                  --               393.2
                                                                                 -----------         -----------
     Total assets                                                                $   1,558.0         $   2,029.7
                                                                                 ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
     Short-term debt, including current maturities of long-term debt             $        --         $     282.5
     Accounts and dividends payable                                                    142.6                97.8
     Other current liabilities                                                         108.9               109.7
                                                                                 -----------         -----------
         Total current liabilities                                                     251.5               490.0
                                                                                 -----------         -----------
Long-term debt                                                                         597.0               604.7
Deferred income taxes                                                                   97.0                75.4
Other liabilities                                                                       72.4                98.4
Minority interest                                                                      231.2               221.5
Shareholders' equity:
     Common stock (without par value, 250.0 million shares authorized; 113.3 million shares issued at September 30, 1998 and
         111.7 million shares issued at December 31, 1997)                             493.4               478.2
     Retained income                                                                    87.1               363.4
     Accumulated other comprehensive income:
         Cumulative translation adjustment (Note 10)                                   (11.9)              (78.8)
         Unrealized investment gain                                                      0.8                 0.2
                                                                                 -----------         -----------
         Accumulated other comprehensive income                                        (11.1)              (78.6)
                                                                                 -----------         -----------
     Treasury stock (12.5 million shares at September 30, 1998 and
         10.6 million shares at December 31, 1997)                                    (260.5)             (223.3)
                                                                                 -----------         -----------
         Total shareholders' equity                                                    308.9               539.7
                                                                                 -----------         -----------
     Total liabilities and shareholders' equity                                  $   1,558.0         $   2,029.7
                                                                                 ===========         ===========

See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                       --------------------------
                                                                                         1998              1997
                                                                                       --------          --------
                                                                                              (in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                                                      $  50.7           $  31.1
Adjustments to reconcile to net cash provided by operating activities:
     Depreciation and amortization                                                        57.7              54.9
     Cash outlays related to special charges recorded in 1997                            (22.1)             (0.5)
     Special charges not affecting cash                                                     --               9.4
     Other                                                                                10.9              15.3
Changes in assets and liabilities, exclusive of acquisitions:
     Increase in receivables                                                             (50.8)            (40.4)
     Increase in inventories                                                              (5.4)            (14.2)
     Increase in payables                                                                 44.8              33.7
     Net change in other assets and liabilities                                           22.4              13.5
                                                                                       -------           -------
Net cash provided by continuing operations                                               108.2             102.8
Net cash (used in) provided by discontinued operations                                   (10.6)             58.2
                                                                                       -------           -------
     Net cash provided by operating activities                                            97.6             161.0
                                                                                       -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from dispositions of businesses                                                 434.3                --
Capital investments, net                                                                (103.4)            (54.2)
Companies acquired, net of cash acquired                                                    --             (21.1)
Net activity with joint ventures                                                           3.2              (3.8)
Purchases of investments                                                                 (12.6)            (35.1)
Proceeds from sales of investments                                                        14.7              48.4
                                                                                       -------           -------
     Net cash provided by (used in) investing activities                                 336.2             (65.8)
                                                                                       -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt                                                              --              70.0
Repayment of debt                                                                       (311.2)            (65.5)
Net repayments from bank lines of credit and
     commercial paper                                                                     (8.0)               --
Cash dividends                                                                           (15.2)            (34.1)
Treasury stock purchases                                                                 (37.7)            (43.7)
Issuance of common stock                                                                  20.0               7.7
                                                                                       -------           -------
     Net cash used in financing activities                                              (352.1)            (65.6)
                                                                                       -------           -------
Effects of exchange rate changes on cash and cash equivalents                               --              (0.5)
                                                                                       -------           -------
Change in cash and cash equivalents                                                       81.7              29.1
Cash and cash equivalents at January 1                                                    52.4               4.7
                                                                                       -------           -------
Cash and cash equivalents at September 30                                              $ 134.1           $  33.8
                                                                                       =======           =======

See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Registrant believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of results for the interim periods presented.

2. On January 30, 1998, Whitman Corporation ("Whitman" or the "Company") distributed ("the Distribution") all of the issued and outstanding shares of Hussmann International, Inc. ("Hussmann") and Midas, Inc. ("Midas") to Whitman shareholders of record on January 16, 1998. As a result of the Distribution, Hussmann and Midas became independent, publicly-owned companies. Whitman has retained Pepsi-Cola General Bottlers, Inc. ("General Bottlers") as its principal operating company. The financial information has been reclassified to reflect Hussmann and Midas as discontinued operations. The results from discontinued operations have been reduced by income taxes of $0.1 and $16.1 million for the nine month periods ended September 30, 1998 and 1997, respectively. The results for the quarter ended September 30, 1997 reflect an income tax benefit of $4.1 million.

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

4. In the third quarter of 1997, the Company recorded special charges of $107.7 million. Of the total, $9.4 million was recorded in continuing operations with charges of $3.4 million recorded by General Bottlers, principally for asset write-downs in its foreign operations, and charges of $6.0 million recorded at Whitman, the majority of which related to expenses associated with the spin-offs of Hussmann and Midas. The special charges reduced income from continuing operations by $7.5 million after taxes and minority interest, or $0.07 per share.

      The remaining $98.3 million was recorded by Midas and Hussmann, and therefore is included in "Loss from discontinued operations after taxes" on the Condensed Consolidated Statements of Income. The after-tax impact of special charges recorded by discontinued operations during the third quarter of 1997 was $76.0 million.

5.    Interest expense, net, comprised the following:

                                                         Quarter Ended              Nine Months Ended
                                                         September 30,                September 30,
                                                    -----------------------      -----------------------
                                                      1998           1997          1998           1997
                                                    --------       --------      --------       --------
                                                                        (in millions)
      Interest expense                              $ (11.6)       $ (17.3)      $ (35.1)       $ (51.9)
      Interest income from Hussmann and Midas            --            5.6           1.6           17.9
      Interest income                                   2.5            0.6           6.6            1.7
                                                    -------        -------       -------        -------
      Interest expense, net                         $  (9.1)       $ (11.1)      $ (26.9)       $ (32.3)
                                                    =======        =======       =======        =======

      Interest income from Hussmann and Midas related to intercompany loans and advances. The related interest expense recorded by Hussmann and Midas is included in "Loss from discontinued operations after taxes" on the Condensed Consolidated Statements of Income.

6. Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows:

 .                                                     Nine Months Ended
                                                        September 30,
                                                  -------------------------
                                                   1998               1997
                                                  ------             ------
                                                        (in millions)

      Interest paid                               $ 48.0             $ 60.0
      Interest received                              6.2                2.0
      Income taxes paid, net of refunds              4.0               41.3

      The reduction in income taxes paid during the first nine months of 1998 versus the comparable period in 1997 was due primarily to the impact of the tax benefits arising from the extraordinary loss recorded during the first quarter of 1998 (see Note 3).

      Whitman also received interest from Hussmann and Midas during the first quarter of 1998, which was included as part of the funds received to settle intercompany indebtedness prior to the spin-offs. Interest received from Hussmann and Midas during the first nine months of 1997 was essentially the same as the intercompany interest income recorded by the Company.

7. As of September 30, 1998, the components of inventory were approximately: raw materials and supplies - 41 percent and finished goods - 59 percent.

8. During the nine months ended September 30, 1998, the Company and General Bottlers paid, and charged against previously recorded accruals, severance and related benefits of $16.3 million. The payments were related to employees terminated during 1997 and nearly 40 positions eliminated during the first nine months of 1998. In addition to the severance and related benefits, cash outlays primarily included expenditures associated with the spin-offs of Hussmann and Midas. These payments are classified in the Condensed Consolidated Statements of Cash Flows as a component of "Cash outlays related to special charges recorded in 1997."

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

      At September 30, 1998, the Company had accruals of $23.4 million to cover these potential liabilities. Such amounts are determined using estimated undiscounted future cash requirements, and have not been reduced by potential future insurance recoveries.

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

10.   Foreign  currency  translation  adjustments  as  shown  on  the  Condensed
      Consolidated Statements of Comprehensive Income include currency translation losses of $3.9 million, $0.5 million and $12.7 million for the quarter ended September 30, 1997 and nine months ended September 30, 1998 and 1997, respectively, which were related to discontinued operations. The cumulative translation adjustment as shown in the Condensed Consolidated Balance Sheet as of December 31, 1997, included cumulative translation losses of $63.7 million related to discontinued operations.

11. On October 15, 1998, the Company confirmed that it is in negotiations with PepsiCo, Inc. ("PepsiCo") concerning a realignment of their business relationship. The proposed transaction would include a swap of both domestic and international territories that could increase Whitman's annualized revenues by about 50 percent. The proposed agreement would also eliminate PepsiCo's 20 percent equity interest in General Bottlers in exchange for cash and an equity interest of less than 50 percent in Whitman. The Company is also negotiating a new Master Franchise Agreement with PepsiCo, which would designate the Company as an anchor bottler in the Pepsi-Cola system.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's net cash from operating activities decreased by $63.4 million in the first nine months of 1998 to $97.6 million. Net cash provided by continuing operations increased $5.4 million to $108.2 million in the first nine months of 1998 compared with the same period of the prior year. Income from continuing operations for the first nine months of 1998 was $50.7 million, $12.1 million higher than a year ago, excluding the impact of special charges (after taxes and minority interest) recorded in 1997. Cash outlays related to special charges amounted to $22.1 million during the first nine months of 1998, compared to $0.5 million during the same period in 1997. As of September 30, 1997, the Company recorded a receivable of $42.8 million representing a tax settlement for the years 1988 through 1991, of which $10.2 million related to continuing operations. In addition, the Company had adjusted its deferred tax balances in connection with the tax settlement. Excluding the impact of the receivable recorded for the tax settlement, the net change in primary working capital (defined as receivables and inventories, less payables) for the first nine months of 1998 versus the comparable period in 1997 was not significant. The change in other assets and liabilities provided cash of $22.4 million in the first nine months of 1998, which compared favorably to the $13.5 million provided in the comparable period of 1997. Contributing to the improvement were reduced estimated tax payments during the first nine months of 1998 compared with the same period of 1997.

      Investing activities during the first nine months of 1998 included $434.3 million received in January, 1998, from Hussmann and Midas prior to their spin-offs to settle intercompany indebtedness and to pay special dividends. Capital investments, net of proceeds from asset sales, amounted to $103.4 million, up $49.2 million from the same period of last year, with the increased spending principally attributable to additional vending machines placed in the market. Cash used for acquisitions of $21.1 million in the first nine months of 1997 related to General Bottlers' first quarter acquisition of the St. Petersburg, Russia bottling operations. The net activity with joint ventures represented loan repayments from and additional net investments in the Pepsi-Cola bottling joint venture in Poland. Purchases and sales of investments principally related to the Company's insurance subsidiary, which provides certain levels of insurance for General Bottlers and for the discontinued operations of Hussmann and Midas up to the date of the spin-offs. Funds provided through premiums are invested by the insurance subsidiary and proceeds from the sale of investments are used by the insurance subsidiary to pay claims and other expenses. A substantial portion of the purchases and sales of such investments are reinvested as the investments mature.

      The Company's total debt has decreased to $597.0 million at September 30, 1998, from $887.2 million at December 31, 1997, for a net change of $290.2 million. In the first quarter of 1998, as discussed in Note 3 to the Condensed Consolidated Financial Statements, the Company made debt repayments, including premiums, of $311.2 million. As part of its ongoing share repurchase program, the Company repurchased approximately 2.0 million shares and 1.8 million shares of its stock for $37.7 million and $43.7 million in the first nine months of 1998 and 1997, respectively. Management currently has the authority to repurchase approximately 2.3 million additional shares under the existing program. The Company paid common stock dividends of $15.2 million in the first nine months of 1998, based on a quarterly cash dividend of $0.05 per share, compared with $34.1 million in the first nine months of 1997, based on a quarterly cash dividend of $0.105, $0.115 and $0.115 per share in the first, second and third quarters of 1997, respectively. The issuance of common stock, including shares from Treasury, for the exercise of stock options resulted in cash inflows of $20.0 million and $7.7 million for the first nine months of 1998 and 1997, respectively.

      The Company has $200 million available under its commercial paper program and $300 million available under a contractual revolving credit facility for necessary borrowings or as back-up for the Company's commercial paper program. Neither facility was in use at September 30, 1998. In addition, the Company maintains a revolving credit facility related to its operations in Russia, permitting total borrowings of up to $35.0 million. Borrowings under the facility were paid down to a balance of $17.0 million as of September 30, 1998, with an $18 million capital infusion made by the Company into the Russian operations during the third quarter. The Company believes that with its operating cash flows, available lines of credit, and the potential for additional debt and equity offerings, it has sufficient resources to fund its future growth and expansion, including potential domestic or international franchise acquisitions.

                              RESULTS OF OPERATIONS
               1998 THIRD QUARTER COMPARED WITH 1997 THIRD QUARTER

      Sales increased 4.9 percent to $475.0 million in the third quarter of 1998, as summarized below:

                                              Quarter Ended
                                              September 30,
                                         -----------------------         %
                                           1998           1997         Change
                                         --------       --------       ------
                                              (in millions)

      Domestic                           $ 443.2        $ 417.3          6.2
      International                         31.8           35.6        -10.7
                                         -------        -------
      Total Sales                        $ 475.0        $ 452.9          4.9
                                         =======        =======

      General Bottlers' domestic sales increased $25.9 million in the third quarter of 1998 compared with the same period of 1997. This increase reflected improved pricing and increased volumes. The average domestic net selling prices for actual physical ("raw") cases rose 2.6 percent and volume, in raw cases, grew 4.4 percent over the third quarter of 1997. In 8-ounce equivalent cases, volume, including foodservice, increased 6.6 percent in the third quarter of 1998 compared with the same period of 1997. Sales growth was driven principally by the convenience/gas station channel, the vending channel, and the fountain channel. Volume growth was led primarily by improved demand for the Mountain Dew and Dr Pepper brands. Also contributing to the increased volume was stronger growth in Lipton teas and the water brands Aquafina and Avalon. In the first quarter of 1998, the Company began reporting volume on an 8-ounce equivalent basis, as well as raw cases, to better reflect the impact of a package mix shift towards the 20/24-ounce non-returnable ("NR") packages. The 20-ounce NR package growth benefited primarily from a significant increase in vending machine placements during the first nine months of 1998.

      Internationally, General Bottlers' sales for the third quarter of 1998 were $3.8 million lower than the same period of 1997. The decrease principally reflected a $3.7 million decline in low margin contract sales in Russia.

      Gross profit improved 4.4 percent to $177.3 million, primarily due to the increase in revenues. The gross profit margin decreased to 37.3 percent of sales in the third quarter of 1998, compared with 37.5 percent of sales in the comparable period of 1997. This decrease reflected higher ingredient and polyethylene ("PET") packaging costs domestically, partially offset by improved profit margins on international sales, reflecting the decline in Russia in low margin contract sales.

      Selling, general and administrative ("S,G&A") expenses decreased $0.5 million, or 0.5 percent. The decline reflected a reduction in corporate headquarters' management and staff, partially offset by increased costs corresponding to higher sales volumes. S,G&A expenses represented 20.8 percent of sales in the third quarter of 1998, down 1.1 percentage points from the same period last year. Amortization expense was essentially unchanged from last year.

      Operating income for the Company's two geographic segments, including the special charges recorded in the third quarter of 1997 (see Note 4 to the Condensed Consolidated Financial Statements), as well as corporate administrative expenses, is summarized below:

                                                     Quarter Ended
                                                     September 30,
                                                 ---------------------     %
                                                  1998           1997    Change
                                                 ------         ------   ------
                                                     (in millions)

      Domestic                                   $ 77.8         $ 67.7    14.9
      International                                (0.2)           0.1      NM
                                                 ------         ------
        General Bottlers' Operating Income         77.6           67.8    14.5
      Corporate Administrative Expenses            (3.1)         (10.7)   71.0
                                                 ------         ------
        Total Operating Income                   $ 74.5         $ 57.1    30.5
                                                 ======         ======

      Excluding special charges recorded in 1997, General Bottlers' domestic operating income increased $6.7 million, or 9.4 percent. The improvement in operating income was primarily due to higher volumes and improved pricing caused by a more favorable package and channel mix. Excluding the impact of the special charges, domestic operating margins increased to 17.6 percent in the third quarter of 1998 from 17.0 percent for the comparable period of 1997.

      International operations were essentially flat compared to the third quarter of last year. Operating income in Poland was reduced by $1.2 million to $0.3 million, due, in part, to decreased sales, reflecting unseasonably cool and wet weather conditions, and higher S,G&A expenses. Business in eastern Europe is especially seasonal, with approximately 50 percent of sales occurring during the four month summer selling season, and can be dramatically affected by poor weather conditions. This decline was partially offset by decreased operating losses in Russia and the Baltics, principally reflecting the reduction in low margin contract sales in Russia. Due to the Company's two month lag in reporting international operations, operating results for Russia do not yet reflect any impact related to the economic crisis, which intensified in August, 1998. The devaluation of the ruble is expected to result in approximately $1 million in translation losses, which will be recorded in the fourth quarter of 1998.

      Net interest expense decreased $2.0 million to $9.1 million, primarily due to the repayment of debt using funds received from Hussmann and Midas prior to the spin-off transactions. Cash in excess of debt repayments was invested in short term instruments, resulting in higher external interest income in the current quarter compared with the third quarter of 1997. Decreases in net external interest expense were partially offset by the absence of interest income on loans and advances to Hussmann and Midas, which were repaid in conjunction with the spin-off transactions.

      Other expense, net, decreased $2.3 million to $2.0 million in the third quarter of 1998. The improvement was due in part to losses from asset sales/retirements in the third quarter of 1997.

                              RESULTS OF OPERATIONS
           1998 FIRST NINE MONTHS COMPARED WITH 1997 FIRST NINE MONTHS

      Sales and revenues increased 4.8 percent to $1,235.9 million in the first nine months of 1998 compared with the same period of 1997, as summarized below:

                                 Nine Months Ended
                                   September 30,
                              -----------------------          %
                                1998           1997          Change
                              --------       --------        ------
                                   (in millions)

      Domestic                $1,168.5       $1,110.8         5.2
      International               67.4           68.1        -1.0
                              --------       --------
      Total Sales             $1,235.9       $1,178.9         4.8
                              ========       ========

      General Bottlers' domestic sales increased $57.7 million in the first nine months of 1998 compared with the same period of 1997. This increase reflected improved pricing and increased volumes. The average domestic net selling prices for raw cases rose 2.5 percent and volume, in raw cases, grew 3.2 percent over the first nine months of 1997. For the first nine months of the year, 8-ounce equivalent case volume, including foodservice, increased 5.0 percent. Channel growth was principally in convenience/gas stations, vending and fountain, reflecting a shift in package mix to 20/24-ounce NR packages and increased focus on fountain. The 20-ounce NR package growth was also aided by an increase in vending machine placements during the first nine months of the year. Volume growth was driven by higher demand for Mountain Dew and Dr Pepper brands. Also contributing to increased volumes was strong growth in Lipton teas and the water brands Aquafina and Avalon.

      Internationally, General Bottlers' sales for the first nine months of 1998 were $0.7 million lower than the same period of 1997. The decrease principally reflects a $9.6 million decline in low margin contract sales in Russia, partially offset by the inclusion of a full nine months of revenues in 1998, compared with seven months in the first nine months of 1997. In addition, operations in Poland have experienced sales growth from a realignment to more PET packaging and favorable results from newly introduced juice products, offset by the effects of the poor weather conditions during the summer selling season.

      Gross profit improved 4.2 percent to $463.9 million, primarily due to the increase in revenues. The gross profit margin decreased to 37.5 percent of sales in the first nine months of 1998, compared with 37.8 percent of sales in the comparable period of 1997. This decrease reflected higher ingredient and packaging costs domestically, partially offset by improved profit margins on international sales.

      S,G&A expenses decreased $1.9 million, or 0.7 percent. The year-over-year decline reflected a reduction in Whitman corporate staffing in 1998 and General Bottlers' $2.7 million charge recorded in the second quarter of 1997 for reductions in administrative overhead. S,G&A expenses represented 23.4 percent of sales in the first nine months of 1998, down 1.1 percentage points from the same period last year, excluding the impact of the charge. Amortization expense was essentially unchanged from last year.

      Operating income for the Company's two geographic segments, including the special charges recorded in the third quarter of 1997, as well as corporate administrative expenses, is summarized below:

                                                Nine Months Ended
                                                  September 30,
                                               -------------------        %
                                                1998         1997       Change
                                               ------       ------      ------
                                                  (in millions)

      Domestic                                 $183.4       $163.6       12.1
      International                             (11.0)       (11.5)       4.3
                                               ------       ------
        General Bottlers' Operating Income      172.4        152.1       13.3
      Corporate Administrative Expenses          (9.4)       (18.8)      50.0
                                               ------       ------
        Total Operating Income                 $163.0       $133.3       22.3
                                               ======       ======

      Excluding special charges recorded in 1997, General Bottlers' domestic operating income increased $16.4 million, or 9.8 percent. The improvement in operating income was due in part to higher volumes, improved pricing and the effects of the $2.7 million charge taken in the second quarter of 1997. Excluding the impact of the charges in 1997, domestic operating margins increased 0.4 percentage points to 15.7 percent in the first nine months of 1998 from the comparable period in the previous year. The improved domestic operating margins reflected a favorable shift in product mix to the more profitable NR packages and a more favorable channel mix.

      International operating losses decreased $0.5 million, or 4.3 percent. Operating losses in Poland were reduced by $1.8 million to $4.8 million, due, in part, to increased case volumes and lower S,G&A expenses. This reduction was partially offset by higher operating losses in Russia and the Baltics, reflecting costs from continuing start-up and expansion efforts.

     Net interest expense decreased $5.4 million to $26.9 million, primarily due to the repayment of debt using funds received from Hussmann and Midas prior to the spin-off transactions. Cash in excess of debt repayments was invested in short term instruments, resulting in higher external interest income in the first nine months of 1998 compared with the first nine months of 1997. Decreases in net external interest expense were partially offset by the decrease in interest income on loans and advances to Hussmann and Midas, which were repaid in conjunction with the spin-off transactions.

      Other expense, net, decreased $2.6 million to $12.1 million in the first nine months of 1998. The improvement was not related to any single significant item.

                                YEAR 2000 ISSUES

      The Year 2000 ("Y2K") issue relates to computer applications being designed using only two digits, rather than four, to represent a year. As a result, computer applications could fail or create erroneous results by recognizing "00" as the year 1900 rather than the year 2000. The Company considers Y2K readiness as the ability to manage and process date-related information without materially abnormal or incorrect outcomes beyond January 1, 2000.

      Beginning in 1997, the Company initiated a company-wide effort to address the Y2K issues that affect its operations and to minimize service interruptions. This effort consists of five phases: (1) inventory, (2) assessment, (3) remediation, (4) testing and (5) developing contingency plans. The contingency plans will include addressing issues associated with any non-compliant suppliers and key customers in order to minimize the potential material adverse effects of any Y2K problems. During 1998, the Company designated one of its senior managers as its Vice President - Y2K Planning and Compliance. This position is responsible for coordinating all facets of the Company's Y2K initiative, including coordinating efforts and responsibilities between corporate Information Technology ("IT") and non-IT personnel and local division management to identify, evaluate and implement changes to centralized and non- centralized computer systems, applications and equipment necessary to achieve Y2K readiness. Local management has identified and evaluated major areas of potential business impact, including critical suppliers and customers, to enable proper monitoring of Y2K conversion efforts on a centralized basis.

      In the first quarter of 1998, the Company began implementation of an integrated enterprise-wide resource planning ("ERP") system. The ERP system will address the Company's financial applications during the first phase of implementation and address manufacturing systems during the second phase. The ERP project was begun with the goal of expanding existing system capacity for future growth and improving processing efficiencies, as well as addressing any Y2K compliance issues associated with the Company's existing systems. The first phase of the ERP implementation is targeted for completion in January, 1999. Phase two is expected to be completed during the latter half of 1999 and first half of the Year 2000. The stages of the second phase targeted for completion in the Year 2000 do not involve any Y2K compliance issues. In conjunction with the implementation of the ERP system, certain hardware and software components have been or will be upgraded to expand existing capacity. Through September, 1998, costs incurred in the ERP implementation amounted to approximately $5.5 million, and are expected to total nearly $9 million in 1998. Implementation costs for the entire ERP project currently are expected to be $25 to $30 million. These costs have been, and will be, funded through operating cash flows. A majority of the costs, as they relate to purchased hardware, software and the implementation thereof, will be capitalized.

      The Company has conducted an inventory of its IT systems and has corrected substantially all of those critical-path systems that were found to have date-related deficiencies, excluding the financial systems addressed by phase one of the ERP implementation. In the case of non-IT systems (i.e., including embedded chip technology), the Company is conducting an inventory of its facilities with completion expected by the end of 1998. Correction of date-deficient systems and equipment will occur upon completion and evaluation of this survey. The Company is also surveying selected third parties, including its principal suppliers and customers, as well as governmental entities, to determine the status of their Year 2000 compliance programs.

      The inventory, assessment, remediation and testing phases of the Y2K project are in progress. As part of the Company's testing phase, it intends to conduct verification testing of selected mainframe/network component upgrades received from suppliers. In addition, selected critical components are scheduled to undergo testing in a controlled environment that replicates the current mainframe/network configuration to simulate the turn of the century and leap year dates. In the event these efforts do not address all potential systems problems, the Company is beginning the process of developing contingency plans to ensure that it will be able to operate the critical areas of its business. This process includes developing alternative plans to engage in business activities with customers and suppliers should they or the Company not be Y2K compliant, including resorting to paper records of certain transactions presently handled electronically. The development of overall contingency plans is expected to be finalized by the end of the first quarter of 1999, with refinements occurring as needed thereafter. The ultimate execution of contingency plans, if necessary, would be expected during the fourth quarter of 1999.

     It is expected the Company's IT systems will be Y2K compliant by the end of the first quarter of 1999 and the Company's non-IT systems and equipment will be compliant by June, 1999. Compliance by the aforementioned target dates is subject to additional evaluation, remediation and testing efforts. Incremental costs, over and above the aforementioned ERP system project spending, related to the Y2K project will be expensed as incurred and funded through operating cash flows. Through September 30, 1998, the Company has expensed approximately $0.5 million of such incremental costs. Total incremental costs to ensure Y2K compliance are estimated to be $2-5 million, with the majority of the costs being incurred in 1999. This expectation assumes that the Company will not be obligated to incur significant Y2K-related costs on behalf of its customers or suppliers. The projection of Y2K-related costs is based on numerous assumptions and estimates; consequently, actual costs could be materially greater than anticipated. Plans will continue to be monitored for completion. Incomplete or untimely resolution of the Y2K issue by the Company, by critically important suppliers and customers of the Company, or by governmental entities, could have a materially adverse impact on the Company's business, operations or financial condition in the future.

                           FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q contains forward-looking information which reflects management's expectations, estimates and assumptions, which were based on information available at the time this Form 10-Q was prepared. Future results, performance or achievements of the Company may vary significantly from such information and are subject to future events and uncertainties, including, among other factors, weather, economic and market conditions, currency exchange rates, unexpected costs associated with Year 2000 conversions or the business risk associated with Year 2000 noncompliance by the Company, customers and/or suppliers, cost and availability of raw materials and competitive activities or other business conditions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         12. Statement of Calculation of Ratio of Earnings to Fixed Charges.

         27. Financial Data Schedules for the nine months ended September 30, 1998 and 1997.

     (b) Reports on Form 8-K.

         None filed during the quarter ended September 30, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  WHITMAN CORPORATION


Date: November 13, 1998    By: /s/ MARTIN M. ELLEN
                               -------------------------------------------------
                               Martin M. Ellen
                               Senior Vice President and Chief Financial Officer (As Chief Financial Officer and Duly Authorized
                                Officer of Whitman Corporation)