Form 10-K
period 1999-01-02
WHITMAN CORP
filed 1999-03-31
CIK 49573

1998

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended January 2, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _______________.

                        Commission File Number 001-04710

                               WHITMAN CORPORATION

             (Exact name of registrant as specified in its charter)

            Delaware                                  36-6076573
----------------------------------       ---------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
  incorporation or organization)

3501 Algonquin Road, Rolling Meadows, Illinois                 60008
----------------------------------------------               ----------
   (Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code (847) 818-5000

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
-------------------------------        -----------------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 11, 1999, the aggregate market value of the registrant's common stock held by non-affiliates was $1,591.1 million. The number of shares of common stock outstanding at that date was 91,260,659 shares.

                                     PART I

Item 1.  BUSINESS.

General

     Whitman Corporation ("Whitman" or the "Company") through its principal operating company, Pepsi-Cola General Bottlers, Inc. ("Pepsi General"), is engaged in the production and distribution of Pepsi-Cola brand products and a variety of other non-alcoholic beverage products. Pepsi General accounts for about 12 percent of all Pepsi-Cola products sold in the U.S. It serves a significant portion of a twelve state region, primarily in the Midwest, with a population of approximately 25 million people. In the last four years, Pepsi General has more than doubled its potential market by signing exclusive franchise agreements with PepsiCo, Inc. ("PepsiCo") for the northern and western half of Poland during 1994, for the northwest portion of Russia, including St. Petersburg, at the end of 1996, and for Belarus and the Baltic states (Estonia, Latvia and Lithuania) in 1997.

     In 1987, Whitman entered into an agreement with PepsiCo whereby PepsiCo contributed cash and assets in exchange for a 20 percent interest in Pepsi General. While Pepsi General manages all phases of its operations, including pricing of its products, Pepsi General and PepsiCo exchange production, marketing and distribution information, benefiting both companies' respective efforts to lower costs, improve productivity and increase product sales.

     On January 25, 1999, Whitman announced that its Board of Directors approved a new business relationship with PepsiCo, including the Contribution and Merger Agreement (the "Agreement"), which is subject to shareholder approval. See Note 19, Proposed New Business Relationship with PepsiCo, to the Consolidated Financial Statements. The approved transaction would result in Pepsi General selling its franchises in Marion, Virginia, Princeton, West Virginia and the St. Petersburg area of Russia to PepsiCo. Territories to be acquired by or contributed to Pepsi General would include domestic franchises in Cleveland, Ohio, Dayton, Ohio, Indianapolis, Indiana, St. Louis, Missouri and southern Indiana, and foreign franchises in Hungary, the Czech Republic, Slovakia and the balance of Poland.

     The Company was previously engaged in the refrigeration systems and equipment business conducted through Hussmann International, Inc. ("Hussmann") and in the automotive services business through Midas, Inc. ("Midas"). On January 30, 1998, the Company distributed to shareholders all of the common stock of Hussmann and Midas in tax-free spin-offs.

Forward-Looking Statements

     This annual report on Form 10-K contains certain forward-looking information that reflects management's expectations, estimates and assumptions, based on information available at the time this Form 10-K was prepared. When used in this document, the words "anticipate," "believe," "estimate," "expect," "plan", "intend" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, including, but not limited to, the following: competition, including product and pricing pressures; changing trends in consumer tastes; changes in the Company's relationship and/or support programs with PepsiCo and other brand owners; market acceptance of new product offerings; weather conditions; cost and availability of raw materials; availability of capital; labor and employee benefit costs; unfavorable interest rate and currency fluctuations; unexpected costs associated with Year 2000 conversions or the business risks associated with potential Year 2000 non-compliance by the Company, customers and/or suppliers; costs of legal proceedings; and general economic, business and political conditions in the countries and territories where the Company operates.

     These events and uncertainties are difficult or impossible to predict accurately and many are beyond the Company's control. The Company assumes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Marketing and Distribution

     Pepsi General's business is seasonal and subject to weather conditions, which have a significant impact on sales. In the United States, Pepsi General sells it products across a significant portion of a twelve state region, including: Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Missouri, Ohio, Tennessee, Virginia, West Virginia and Wisconsin. As part of its long-term strategy, Pepsi General will seek to acquire additional domestic franchises, principally in the Midwest.

     In 1998, approximately 86 percent of Pepsi General's actual physical ("raw") domestic case volume was from Pepsi-Cola brand products, including:
Pepsi, Diet Pepsi, Pepsi One, Caffeine Free Pepsi, Caffeine Free Diet Pepsi, Wild Cherry Pepsi, Diet Wild Cherry Pepsi, Mountain Dew, Diet Mountain Dew, Caffeine Free Mountain Dew, Storm, Slice products, Mug Root Beer, Mug Cream Soda, All-Sport and Aquafina still water. Pepsi General also distributes other brands, including: Dr Pepper, 7Up, Sunny Delight, Hawaiian Punch, Seagram's mixers, Ocean Spray, Lipton Tea, Frappuccino and Avalon spring water, which account for the remaining 14 percent of volume.

     In each market, Pepsi General sells approximately 320 different brand/package combinations through its three major channels: take-home, cold drink and fountain. The take-home segment includes supermarkets/grocery stores, convenience stores, gas stations, mass merchandisers, membership clubs and drug stores. The supermarkets/grocery stores channel, where Pepsi General is the market share leader in its territories, accounts for approximately 45 percent of total domestic raw case volume, but it is also the most price competitive channel. The cold drink channel includes vending machines and coolers. The full service vending channel has the highest gross margin of any distribution channel, because it eliminates the middleperson and enables Pepsi General to establish the retail price. Pepsi General owns a majority of the vending machines used to dispense its products and will continue to invest extensively in vending machines, specifically those dispensing 20-ounce non-returnable ("NR") bottles. The fountain segment includes fast-food accounts and other restaurants, hotels, hospitals, movie theaters and other commercial accounts. Pepsi General will continue to aggressively pursue fountain opportunities.

     Volume growth has historically come from the supermarkets sector, where competition is intense. Pepsi General has recently begun to focus on obtaining more of its growth from higher margin channels, such as convenience stores, gas stations, vending machines and food service providers.

     The majority of Pepsi General's products are distributed by route sales people to retail outlets by truck. Pepsi General operates more than 1,350 routes in its 12 domestic sales divisions, 109 routes in Poland, and 41 routes in Russia and the Baltics. Pepsi General's fleet includes approximately 3,800 vehicles, the majority of which are owned. For several years, Pepsi General has been expanding its bulk distribution system, Pepsi Express, for larger customers in an effort to improve productivity.

New Products

     During 1998, Pepsi General continued to expand its product lines by adding Storm in certain test markets. The addition of Storm is expected to provide a competitive entrant in the lemon/lime category. In addition, Pepsi General added Pepsi One, a new Pepsi brand diet cola, in the fourth quarter of 1998.

     As part of its long-term strategic goal to transform itself into a total beverage company and grow faster than the industry, Pepsi General will continue to identify new products, principally in its international markets, to compliment its existing product offerings. However, the Company is precluded by agreement from adding new products which compete directly with Pepsi and other franchised product offerings.

International Expansion

     In May, 1994, Pepsi General established a joint venture with PepsiCo's existing manufacturing operations in Poland and entered into a franchise agreement giving it the exclusive right to distribute products in the northern and western regions of Poland. These distribution rights cover about 40 percent of the population, a market of approximately 16 million people.

     On December 31, 1996, Pepsi General acquired the assets of the St. Petersburg, Russia franchise from PepsiCo, which permits Pepsi General to produce and distribute Pepsi-Cola brand products in St. Petersburg, as well as the surrounding area in the northwest region of Russia, including Kaliningrad. In 1997, Pepsi General also acquired franchise rights for Belarus and the Baltic countries of Estonia, Latvia and Lithuania. Distribution in the Baltic countries began during the first quarter of 1997. Pepsi General currently serves markets totaling nearly 40 million people in Russia and Eastern Europe, compared to a market of 25 million people in the U.S.

     By the end of 1998, Pepsi General had invested approximately $193 million in Eastern Europe, including Russia and the Baltics.

     The Company has experienced operating losses in Poland each year since beginning operations in 1994. In spite of unusually cold and wet weather conditions that adversely affected sales in 1998, Pepsi General reduced its losses in Poland by 6.8% from $8.1 million in 1997 to $7.5 million in 1998 as it cut costs and shifted its focus to higher margin products. Operations in Russia and the Baltics were negatively impacted by the Russian economic crisis. The international territories to be acquired from PepsiCo, net of the sale of the St. Petersburg franchise, are expected to increase the losses to be incurred in 1999.

Bottling Contracts

     Pepsi General conducts its business primarily under bottling agreements with PepsiCo. These contracts give Pepsi General exclusive rights to produce, market and distribute Pepsi-Cola products in authorized containers and to use the related trade names and trademarks in the specified territories. These franchises require Pepsi General, among other things, to purchase its concentrate requirements solely from PepsiCo, at prices established by PepsiCo, and to promote diligently the sale and distribution of Pepsi brand products.

     Pepsi franchise agreements in the United States are issued in perpetuity, subject to termination only upon failure to comply with their terms. Pepsi General has similar arrangements with other companies whose brands it produces and distributes.

     Pepsi franchise agreements outside the United States are for fifteen years in duration. Pepsi General expects these agreements to be renewed prior to their termination. Commencing with the completion of the Agreement with PepsiCo, the franchise agreements outside the United States will be granted in perpetuity, subject to certain performance criteria.

Advertising

     Pepsi General obtains the benefits of national advertising campaigns conducted by PepsiCo and the other beverage companies whose products it sells. Pepsi General supplements PepsiCo's national ad campaign by purchasing advertising in its local markets, including the use of television, radio, print and billboards. Pepsi General also makes extensive use of in-store point-of-sale displays to reinforce the national and local advertising and to stimulate demand.

Raw Materials

     Excluding its water products, virtually all of Pepsi General's products use concentrates, which are supplied by the franchisors. In addition to concentrates, Pepsi General purchases sweeteners (e.g., fructose), carbon dioxide, cans, plastic bottles, closures and other packaging materials, including cardboard, for use in the production and packaging of Pepsi-Cola and other non-alcoholic beverages. All raw materials and supplies, excluding concentrates, are purchased from multiple suppliers. The packaging materials (bottles, cans, caps, closures, cartons and cases) are obtained from suppliers approved by the franchisors. Pepsi General obtains water for use in the domestic production process from publicly available sources.

     Pepsi General negotiates contracts for its sweetener and packaging material requirements to minimize fluctuations in costs and ensure the availability of those materials and supplies. The Company has entered into contracts, which include a significant portion of its expected requirements in 1999, for cans, plastic bottles, fructose and cardboard. A portion of the requirements for cans, plastic bottles and fructose are subject to price fluctuations under these contracts based on commodity price changes in aluminum, resin and corn, respectively.

     The inability of suppliers to deliver concentrates or other products to Pepsi General could adversely affect operating results. None of the raw materials or supplies currently in use are in short supply, although factors outside of the control of Pepsi General could adversely impact the future availability of these supplies.

Competition

     Americans consume more soft drinks than any other beverage, including water. Competition among soft drinks of all types is intense, particularly in the principal cola drink market which accounts for approximately 60 percent of the total soft drink market. The carbonated soft drink market is dominated by Pepsi-Cola and Coca-Cola with a combined estimated market share of approximately 75 percent in 1998. Other major brands include Dr Pepper, 7Up and Royal Crown Cola.

     The non-alcoholic beverage business is also extremely competitive. Pepsi General competes with many forms of commercial beverages in addition to carbonated soft drinks, such as coffee, coffee drinks, tea, tea drinks, juices, juice drinks, milk, milk drinks and bottled water. The principal competitive factors in the carbonated soft drink industry are price, brand recognition and brand image. In the carbonated soft drink category the principal competition is Coca-Cola brand products.

Employees

     Whitman employed 6,526 people worldwide as of January 2, 1999. This included 5,602 active employees in its domestic operations and 924 people employed in its international operations. Employment levels are subject to seasonal variations. The Company is a party to collective bargaining agreements covering approximately 3,000 employees. Twelve agreements covering approximately 565 employees will be renegotiated in 1999. Whitman regards its employee relations as generally satisfactory.

Government Regulations

     Pepsi General's domestic production and marketing, including container labeling, are subject to the rules and regulations of the United States Food and Drug Administration and other federal, state and local governmental agencies. State rules and regulations include beverage container deposit laws in Michigan, Iowa and the city of Columbia, Missouri. While the Company actively supports environmental and anti-litter programs, it also attempts to mitigate any impact resulting from the enactment of rules and regulations regarding deposits and restrictive packaging which, if enacted, could adversely affect the operating results of the Company.

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

     There is significant uncertainty in assessing the total cost of remediating a given site and in determining any individual party's share in that cost. This is due to the fact that the Pneumo Abex liabilities are at different stages in terms of their ultimate resolution, and any assessment and determination are inherently speculative during the early stages, depending upon a number of variables beyond the control of any party. Additionally, the settlement of governmental proceedings or private claims for remediation invariably involves negotiations within broad cost ranges of possible remediation alternatives. Furthermore, there are significant timing considerations in that a portion of the expense incurred by Pneumo Abex, and any resulting obligation of Whitman to indemnify Pneumo Abex, may not be expended for a number of years.

     In 1992, the United States Environmental Protection Agency ("EPA") issued a Record of Decision ("ROD") under the provisions of CERCLA setting forth the scope of expected remedial action at a Pneumo Abex facility in Portsmouth, Virginia. The EPA has estimated that the cost of the remedial action necessary to comply with an Amended ROD, issued in 1994, will total $31 million. In January, 1996, Pneumo Abex executed a Consent Decree with the EPA agreeing to implement remediation of areas associated with the former Portsmouth facility operations. Based upon an analysis of the various agreements subsequently negotiated with contractors to perform the ROD, Whitman management is confident that the cost of implementation of the remedy required by the Consent Decree will be significantly less than the estimated cost set forth in the Amended ROD. Additionally, in a lawsuit brought against other PRPs that did not execute the Consent Decree, Pneumo Abex and Whitman recovered approximately $3.1 million in settlements relating to response costs at the Portsmouth site.

     Management believes that potential insurance recoveries have defrayed and will continue to defray a portion of the expenses involved in meeting Pneumo Abex environmental liabilities. In November, 1992, Jensen-Kelly Corporation, a Pneumo Abex subsidiary, Pneumo Abex and certain other of its affiliates, and Whitman and certain of its affiliates, filed a lawsuit against numerous insurance companies in the Superior Court of California, Los Angeles County, seeking damages and declaratory relief for insurance coverage and defense costs for environmental claims. In 1997 and 1998, Whitman and Pneumo Abex achieved settlements with several carriers, and although optimistic it will receive additional recoveries, Whitman is otherwise unable to predict the outcome of this litigation.

     In the opinion of management, the eventual resolution of these claims and litigation, considering amounts accrued, but excluding potential insurance recoveries, will not have a material adverse effect on Whitman's financial condition or its results of operations.

Item 2.  PROPERTIES.

     Pepsi General's domestic manufacturing facilities include four bottling plants, four combination bottling/canning plants and four canning plants with a total manufacturing capacity of approximately 533,000 square feet. International manufacturing facilities include two plants in Poland owned by the manufacturing joint venture. Russia currently obtains product through a co-packing arrangement in which it supplies the equipment and raw materials necessary to produce its finished goods. During 1998, the Company began construction of a manufacturing facility located in the industrial region of St. Petersburg, named Parnas, to produce finished goods for Russia. In addition, Pepsi General operates 71 distribution facilities, including 16 distribution facilities located in Eastern Europe. Seventeen of the distribution facilities are leased and approximately 13 percent of Pepsi General's production is from its one leased domestic plant. The Company believes all facilities are adequately equipped and maintained and capacity is sufficient for its current needs. Pepsi General currently operates a fleet of approximately 3,200 vehicles in the U.S. and approximately 600 vehicles internationally to service its existing routes.

     In addition, Whitman owns various industrial, commercial and residential real estate properties in the United States and a leasing company, which leases approximately 2,000 railcars, comprised of locomotives, flatcars and hopper cars, to the Illinois Central Railroad Company.

Item 3.  LEGAL PROCEEDINGS.

     Whitman and its subsidiaries are defendants in numerous lawsuits in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on Whitman's results of operations or financial condition.

      See also "Environmental Matters" in Item 1.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The common stock of the Company is listed and traded on the New York, Chicago and Pacific stock exchanges. The table below sets forth the reported high and low sales prices as reported for New York Stock Exchange Composite Transactions for Whitman common stock and indicates the Whitman dividends for each quarterly period for the years 1998 and 1997.

                                                   Common Stock
                                       ------------------------------------
                                         High         Low        Dividend
                                       --------     --------     --------
1998:
-----
1st quarter                            $ 26.625     $ 15.563     $   0.05
2nd quarter                              23.750       19.000         0.05
3rd quarter                              23.375       14.875         0.05
4th quarter                              25.438       15.375         0.05

1997:
-----
1st quarter                            $ 24.625     $ 21.625     $  0.105
2nd quarter                              26.750       22.625        0.115
3rd quarter                              27.250       24.125        0.115
4th quarter                              28.125       24.250        0.115

     The table above reflects the high and low stock prices for Whitman common stock prior to and subsequent to the spin-offs of Hussmann and Midas, which occurred on January 30, 1998.

     There were 15,775 shareholders of record at January 2, 1999.

Item 6.  SELECTED FINANCIAL DATA.

     The following table presents summary operating results and other statistics of Whitman, and should be read along with Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and accompanying notes included elsewhere in this Form 10-K.

     The following transactions were recorded during the periods presented:

     - In 1998, the Company recorded an extraordinary loss, net of income tax benefits of $10.4 million, resulting from the early extinguishment of debt (see Note 3, Extraordinary Loss on Early Extinguishment of Debt, to the Consolidated Financial Statements).

     - In 1997, the Company recorded special charges of $49.3 million related to the restructuring of Pepsi General's organization, the severance of essentially all of the Whitman Corporate management and staff, and expenses associated with the spin-offs of Hussmann and Midas (see Note 4, Special Charges, to the Consolidated Financial Statements). These charges reduced operating income for domestic and international operations of Pepsi General by $11.1 million and $3.7 million, respectively, and increased corporate administrative expenses by $34.5 million.

     - In 1997, Hussmann and Midas, which were reclassified to discontinued operations in December, 1997, recorded special charges with an after-tax cost of $93.4 million (see Note 2, Discontinued Operations, to the Consolidated Financial Statements).

     - In 1996, the Company recorded an $8.7 million charge, principally for asset write-downs at Pepsi General's joint venture in Poland. The charge, which is included in "other expense, net," reduced minority interest by $1.7 million.

     - In 1994, the Company recorded a $24.2 million unrealized loss on the investment in Northfield Laboratories Inc., which is included in "other expense, net."

Whitman Corporation
SELECTED FINANCIAL DATA
(in millions, except per share and employee data)

For the fiscal years                                  1998            1997             1996            1995          1994
                                                   ----------      ----------       ----------      ----------    ----------

OPERATING RESULTS:
Sales:
  Domestic                                         $  1,551.5      $  1,464.0       $  1,451.1      $  1,413.9    $  1,255.4
  International                                          83.5            93.5             50.3            34.8           0.7
                                                   ----------      ----------       ----------      ----------    ----------
     Total                                         $  1,635.0      $  1,557.5       $  1,501.4      $  1,448.7    $  1,256.1
                                                   ==========      ==========       ==========      ==========    ==========
Operating income:
  Domestic                                         $    232.0      $    200.3       $    224.4      $    209.0    $    187.7
  International                                         (17.2)          (18.7)           (12.1)          (11.3)         (2.2)
                                                   ----------      ----------       ----------      ----------    ----------
     Total before corporate administrative
       expenses                                         214.8           181.6            212.3           197.7         185.5
     Corporate administrative expenses                  (11.0)          (51.4)           (17.5)          (16.6)        (16.4)
                                                   ----------      ----------       ----------      ----------    ----------
     Total operating income                             203.8           130.2            194.8           181.1         169.1
Interest expense, net                                   (36.1)          (42.3)           (41.5)          (47.6)        (45.4)
Other expense, net                                      (15.5)          (18.0)           (25.6)          (15.3)        (43.4)
                                                   ----------      ----------       ----------      ----------    ----------
     Income before income taxes                         152.2            69.9            127.7           118.2          80.3
Income taxes                                             69.7            37.9             61.1            52.8          35.6
Minority interest                                        20.0            16.2             18.8            18.6          18.2
                                                   ----------      ----------       ----------      ----------    ----------
Income from continuing operations                        62.5            15.8             47.8            46.8          26.5
Income (loss) from discontinued operations               (0.5)          (11.7)            91.6            86.7          76.7
Extraordinary loss on early extinguishment of
  debt after taxes                                      (18.3)             --               --              --            --
                                                   ----------      ----------       ----------      ----------    ----------
Net income                                         $     43.7      $      4.1       $    139.4      $    133.5    $    103.2
                                                   ==========      ==========       ==========      ==========    ==========

Cash dividends per common share                    $     0.20      $     0.45       $     0.41      $     0.37    $     0.33
                                                   ==========      ==========       ==========      ==========    ==========
Weighted average common shares:
Basic                                                   101.1           101.6            104.8           104.9         105.5
Incremental effect of stock options                       1.8             1.3              1.2             1.1           0.7
                                                   ----------      ----------       ----------      ----------    ----------
Diluted                                                 102.9           102.9            106.0           106.0         106.2
                                                   ==========      ==========       ==========      ==========    ==========
Income (loss) per share - basic:
Continuing operations                              $     0.62      $     0.16       $     0.46      $     0.44    $     0.25
Discontinued operations                                 (0.01)          (0.12)            0.87            0.83          0.73
Extraordinary loss on early debt extinguishment         (0.18)             --               --              --            --
                                                   ----------      ----------       ----------      ----------    ----------
  Net income                                       $     0.43      $     0.04       $     1.33      $     1.27    $     0.98
                                                   ==========      ==========       ==========      ==========    ==========
Income (loss) per share - diluted:
Continuing operations                              $     0.61      $     0.15       $     0.45      $     0.44    $     0.25
Discontinued operations                                 (0.01)          (0.11)            0.87            0.82          0.72
Extraordinary loss on early debt extinguishment         (0.18)             --               --              --            --
                                                   ----------      ----------       ----------      ----------    ----------
  Net income                                       $     0.42      $     0.04       $     1.32      $     1.26    $     0.97
                                                   ==========      ==========       ==========      ==========    ==========
OTHER STATISTICS:
Total assets                                       $  1,569.3      $  2,029.7       $  2,080.6      $  2,050.5    $  1,853.8
Long-term debt                                     $    603.6      $    604.7       $    821.7      $    810.3    $    704.0
Capital investments                                $    159.1      $     83.4       $     87.2      $    111.1    $     66.0
Depreciation and amortization                      $     77.7      $     73.8       $     75.2      $     70.6    $     64.3
Number of employees                                     6,526           6,381            5,863           5,739         5,044

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

     Net cash provided by continuing operations increased by $16.9 million to $169.8 million in 1998. Income from continuing operations in 1998 increased by $46.7 million, principally due to the after tax impact in 1997 of special charges of $31.6 million. Cash outlays related to special charges totaled $24.4 million during 1998, compared to $2.4 million in 1997. The increase in deferred taxes related primarily to increased capital spending, foreign branch loss activity, and the tax deductibility of cash outlays related to 1997 special charges. Changes in primary working capital (defined as receivables and inventories less payables) required net additional cash of $8.6 million in 1998 compared with $13.8 million in the prior year. Individually, components of primary working capital increased due, in part, to increased production and sales activities in late 1998 versus late 1997. The change in other assets and liabilities was due, in part, to tax benefits of $10.4 million resulting from the debt tenders in January, 1998 (see Note 3, Extraordinary Loss on Early Extinguishment of Debt, to the Consolidated Financial Statements).

     Investing activities during 1998 included $434.3 million received in January, 1998, from Hussmann and Midas prior to their spin-offs to settle intercompany indebtedness and to pay special dividends. The Company made capital investments of $155.4 million, net of proceeds from dispositions, in its operations during 1998 compared with $81.5 million in the previous year, with increased spending principally attributable to additional vending machines placed in the market. It is expected that capital spending in 1999, excluding acquisitions, will be lower than 1998 levels due, in part, to a planned decrease in international spending. Capital spending in the international operations in 1998 included expenditures for a manufacturing facility in Russia. In 1997, Pepsi General acquired the Pepsi-Cola bottler in St. Petersburg from PepsiCo for $20.2 million. Cash received, net of investments made, from the Company's joint venture in Poland was $3.7 million in 1998 compared to net investments in the joint venture of $2.2 million in 1997.

     Purchases and sales of investments principally relate to the Company's insurance subsidiary, which provides certain levels of insurance for Pepsi General and the discontinued operations of Hussmann and Midas up to the date of the spin-offs. Funds provided through premiums are invested by the insurance subsidiary and proceeds from the sale of investments are used by the insurance subsidiary to pay claims and other expenses. A substantial portion of such investments are reinvested as they mature. In December, 1998, the Company repaid a loan, including accrued interest, from its insurance subsidiary. These funds, totaling $71.8 million, were invested in cash and equivalents at year end by the Company's insurance subsidiary.

     The Company's total debt decreased $283.6 million to $603.6 million at January 2, 1999, from $887.2 million at December 31, 1997. In the first quarter of 1998, as discussed in Note 3, Extraordinary Loss on Early Extinguishment of Debt, to the Consolidated Financial Statements, the Company made debt repayments, including premiums, of $311.2 million. As part of its ongoing share repurchase program, the Company repurchased approximately 2.0 million shares and
3.3 million shares of its common stock for $37.7 million and $82.1 million in 1998 and 1997, respectively. Subsequent to January 2, 1999, the Company has repurchased 11.6 million shares for $221.4 million through March 23, 1999. The Company paid dividends of $20.2 million in 1998, based on an annual cash dividend rate of $0.20 per common share, compared with $45.6 million in 1997, based on an annual cash dividend rate of $0.45 per share. The issuance of common stock, including treasury shares, for the exercise of stock options resulted in cash inflows of $21.4 million in 1998, compared with $11.8 million in 1997.

     The Company has $200 million available under its commercial paper program and $300 million available under a contractual revolving credit facility for necessary borrowings or as back-up for the Company's commercial paper program. Neither facility was in use at January 2, 1999. In addition, the Company maintains a revolving credit facility related to its operations in Russia, permitting total borrowings of up to $35.0 million. Borrowings under the facility amounted to $23.5 million as of January 2, 1999. On January 25, 1999, the Company announced the terms of the Agreement with PepsiCo, which includes issuing 54 million shares of common stock of New Whitman, the entity formed to carry out the Agreement, and incurring debt obligations of approximately $300 million. In addition, the Company has agreed to repurchase up to 16 million shares, or $400 million of its common stock, whichever is less, during the 12 month period following the close of the transaction. PepsiCo has agreed that the shares repurchased subsequent to January 2, 1999 may be used to reduce the repurchase commitment. The Company believes that with its existing operating cash flows and expected operating cash flows from newly acquired territories from PepsiCo, available lines of credit, and the potential for additional debt and equity offerings, New Whitman will have sufficient resources to fund its future growth and expansion, including potential domestic or international franchise acquisitions.

Operating Results -  1998 compared with 1997

     For a description of the Company's major products and its principal markets, reference is made to Part I, Item 1, Business, and to Note 16, Segment Reporting, to the Consolidated Financial Statements.

Sales

     Sales increased by $77.5 million, or 5.0 percent, in 1998 to $1,635.0 million.

     Domestic sales increased by $87.5 million, or 6.0 percent, in 1998 to $1,551.5 million. This increase reflects improvements in mix, pricing and increased volumes. The average domestic net selling price per raw case rose 2.5 percent and volume, in raw cases, grew 3.5 percent over 1997. In 8-ounce equivalent cases, volume, including foodservice, increased 5.3 percent in 1998 to 444.5 million cases. Sales growth was driven principally by the convenience/gas station channel, the vending channel, and the fountain channel. Volume growth was led primarily by improved demand for the Mountain Dew, Dr Pepper, and Lipton Tea brands. Also contributing to the increased volume was double digit growth in the water brands Aquafina and Avalon, and the strong performance of Pepsi brand product sales, which included the introduction of Pepsi One and Storm. In 1998, the Company began reporting volume on an 8-ounce equivalent basis, as well as raw cases, to better reflect the impact of package mix shift towards the 20/24-ounce NR packages. The 20-ounce NR package growth benefited from a significant increase in vending machine placements during 1998.

     International sales decreased by $10.0 million to $83.5 million, principally reflecting a $12.5 million decline in contract sales and the adverse effects of the economic crisis in Russia. Sales for Russia in the fourth quarter of 1998, which are reported on a two-month lag, were $2.5 million compared to $8.0 million in the comparable period of 1997. However, 1998 included a full twelve months of sales for Russia compared to ten months in the previous year, which partially offset the lower contract sales and economic downturn. In addition, Poland's sales were adversely impacted by unusually cold weather, which depressed industry sales, partially offset by sales growth resulting from a product mix shift to more polyethylene ("PET") packaging and favorable results from newly introduced juice products.

Gross Profit

     The Company's consolidated gross profit increased by $25.6 million, or 4.4 percent, to $610.5 million. The consolidated gross profit margin declined to
37.3 percent of sales in 1998 from 37.6 percent in 1997. This reduction principally reflected higher costs for concentrate, fructose, and packaging in the domestic operations, which reduced the domestic gross profit margin by 0.4 percentage points to 38.3 percent. Internationally, the gross profit margin increased by 1.3 percentage points to 20.4 percent from 19.1 percent in the previous year, due to higher margins in Poland resulting from a product mix shift to more PET packaging. However, partially offsetting this improvement was the economic downturn in Russia, which slowed demand and lowered gross margins as the sales volume was insufficient to absorb fixed manufacturing overhead.

Selling, General and Administrative Expenses

     Selling, general and administrative ("S,G&A") expenses increased by $1.4 million, or 0.4 percent, and represented 23.9 percent of sales, compared with 25 percent in 1997. This lower percentage rate reflected, among other items, increases in various forms of support from PepsiCo and the reduction in corporate headquarters' management and staff. Corporate administrative expenses, excluding special charges of $34.5 million recorded in 1997, declined from $16.9 million in 1997 to $11.0 million in 1998. Furthermore, the 1997 S,G&A included a $2.7 million charge recorded by Pepsi General in the second quarter of 1997 for reductions in administrative overhead.

Operating Income

     Operating income increased by $73.6 million, or 56.5 percent, to $203.8 million. The increase was primarily the result of special charges incurred during the third and fourth quarters of 1997 totaling $49.3 million (see Note 4, Special Charges, to the Consolidated Financial Statements), as well as improved operating results in the domestic operations.

     Pepsi General's  domestic operating income was up $31.7 million in 1998, or
15.8 percent, from the previous year to $232 million. Included in the 1997 results were special charges of $11.1 million, primarily related to the consolidation of its divisions. Excluding special charges recorded in 1997, Pepsi General's domestic operating income increased $20.6 million, or 9.7 percent. The improvement in operating income was due in part to higher volumes, mix shift towards the higher margin 20/24-ounce NR packages and the effects of the $2.7 million charge recorded in the second quarter of 1997. Excluding the impact of the charges in 1997, domestic operating margins increased 0.6 percentage points from 1997 to 15.0 percent in 1998. The improved operating margins reflected a favorable shift in product mix to the high margin NR packages and a more favorable channel mix.

     Pepsi General's international operating losses were $17.2 million in 1998 compared to $18.7 million a year ago, which included $3.7 million of special charges. Excluding these special charges, international operating losses increased by $2.2 million. This increase was caused primarily by the financial crisis in Russia, partially offset by improved results in Poland attributable to increased sales of product in PET packages and the introduction of new juice products.

Interest and Other Expenses

     Net interest expense decreased $6.2 million to $36.1 million, primarily due to the repayment of debt using funds received from Hussmann and Midas immediately prior to the spin-off transactions. Cash in excess of debt repayments was invested in short-term instruments, resulting in higher interest income in 1998 compared with 1997. Decreases in net interest expense were partially offset by the decrease in interest income on loans and advances to Hussmann and Midas, which were repaid in conjunction with the spin-off transactions.

     Other expense, net, decreased $2.5 million to $15.5 million in 1998. The improvement was due, in part, to losses from asset sales/retirements included in 1997 and the elimination of preferred dividends (see Note 13, Pepsi General Non-Voting Preferred Stock, to the Consolidated Financial Statements).

Environmental Liabilities

     Environmental  liabilities  are  discussed  further  in  Part  I,  Item  1,
Business,   and  Note  15,  Environmental  and  Other   Contingencies,   to  the
Consolidated Financial Statements.

Operating Results -  1997 compared with 1996

Sales

     Sales increased by $56.1 million, or 3.7 percent, in 1997 to $1,557.5 million.

     Domestic sales increased by $12.9 million, or 0.9 percent, in 1997 to $1,464.0 million. Unit case volume (which represented approximately 88 percent of total sales) in the U.S. increased by 4.8 percent. The increase in volume principally reflected growth in Mountain Dew, Dr Pepper, Mug Root Beer and Sunny Delight, with Pepsi brand product sales volume being essentially flat with 1996. This increase in volume was offset to a large degree by lower average net selling prices. The average net selling price on this unit case volume fell 4.2 percent below the prior year, reflecting the extremely competitive pricing environment throughout Pepsi General's domestic markets, particularly in the supermarket channel.

     International sales increased by $43.2 million to $93.5 million. The increase principally reflected Pepsi General's expansion into newly acquired territories in Russia and the Baltics.

Gross Profit

     The Company's consolidated gross profit increased by $7.9 million, or 1.4 percent, to $584.9 million. The gross profit margin declined to 37.6 percent of sales in 1997 from 38.4 percent in 1996. This reduction principally reflected the adverse effects of the competitive pricing pressures in Pepsi General's domestic markets. The domestic gross profit margin declined by 0.4 percentage points to 38.7 percent. Contributing to the decline in the consolidated margin were lower margin sales in the newly acquired territories in Russia and the Baltics, reflecting an extremely competitive pricing environment and certain inefficiencies related to the start-up of these operations. Margins in Poland improved, reflecting the benefits of increased volume and manufacturing efficiencies. Internationally, the gross profit margin decreased by 0.7 percentage points to 19.1 percent from 19.8 percent in the previous year.

Selling, General and Administrative Expenses

     S,G&A expenses increased by $22.9 million, or 6.2 percent, compared with the 3.7 percent increase in sales. As a result, S,G&A expenses increased to 25.0 percent of sales, compared with 24.4 percent in 1996. The higher level of expenses reflected, among other items, the start-up of operations in Russia and the Baltics, which accounted for more than half of the increase in S,G&A expenses. The increase in S,G&A expenses as a percent of sales also reflected the competitive pricing environment during 1997. Corporate administrative expenses declined slightly from $17.5 million in 1996 to $16.9 million in 1997.

Special Charges

     During 1997, the Company recorded special charges totaling $49.3 million, including $14.8 million recorded at Pepsi General to consolidate the number of its domestic divisions, including reductions in staffing levels, and to write-down certain assets in its domestic and foreign operations. Special charges of $34.5 million were recorded for the Whitman corporate office, principally relating to the severance of essentially all of the Whitman corporate management and staff and for expenses associated with the spin-offs.

     Detailed information with respect to the special charges recorded in 1997, related expenditures in 1997 and 1998, and the remaining accrued liabilities at the end of fiscal 1998 is presented in Note 4, Special Charges, to the Consolidated Financial Statements. At the end of fiscal 1998, accrued liabilities of $14.5 million are intended to cover deferred severance payments and certain employee benefits. The Company has classified the accruals as other current liabilities because it expects that the severance and benefit payments will be disbursed in 1999.

     At the time the special charges were recorded in 1997, the Company anticipated that corporate expenses would be reduced by approximately $7.0 million on an annualized basis, but indicated the estimated cost reductions would not be fully realized in the first year. In 1998, the cost reduction goal was substantially achieved, as corporate administrative expenses declined from 1997 by $5.9 million.

Operating Income

     Operating income declined by $64.6 million, or 33.2 percent, to $130.2 million. The decrease was primarily the result of special charges of $49.3 million.

     Pepsi General's domestic operating income was down $24.1 million in 1997, or 10.7 percent, from the previous year to $200.3 million. Included in these results were special charges of $11.1 million, primarily related to the consolidation of its divisions. The lower earnings also reflected the effects of lower gross profit margins and higher distribution costs which were caused, in part, by higher unit case volumes.

     Pepsi General's international operating loss increased by $6.6 million from the previous year to $18.7 million, including special charges of $3.7 million in 1997. The increased operating losses also reflected start-up losses of $6.9 million in Russia and the Baltics, offset by improved results in Poland, which reduced its operating losses by approximately one-third.

Interest and Other Expenses

     Interest expense, net, did not change significantly on a year over year basis. Other expenses, net, decreased by $7.6 million, which was primarily attributable to an $8.7 million charge recorded in 1996, principally relating to asset write-downs at Pepsi General's joint venture in Poland.

Discontinued Operations

     The spin-offs of Hussmann and Midas occurred on January 30, 1998. Prior to the spin-offs, Hussmann and Midas paid Whitman a total of $434.3 million to settle intercompany indebtedness and pay special dividends. Whitman did not record any gain or loss on the spin-offs. The distribution of the Hussmann and Midas common stock reduced Whitman shareholders' equity by $233.3 million.

     The results of operations of Hussmann and Midas through the spin-off date have been classified as discontinued operations. On a combined basis, they previously had reported sales and revenues of $1,692.6 million in 1997 and $1,609.9 million in 1996, which have now been excluded from Whitman's consolidated sales.

     Whitman's  consolidated  statements  of income  included  after tax  income
(loss) from discontinued operations of $(11.7) million in 1997 and $91.6 million in 1996. Those amounts included the results of operations of Hussmann and Midas. The 1997 after tax loss also included charges of $4.2 million relating to settlements with the IRS for the years 1988 through 1991, which related to other previously discontinued operations.

     In the third and fourth quarters of 1997, Hussmann and Midas recorded special charges of $123.9 million, or $93.4 million after tax. Detailed information about the charges was included in the special information statement that was provided to Whitman shareholders immediately prior to the spin-offs. Hussmann and Midas retained the responsibility to carry out the programs covered by their special charges, as well as the related balance sheet accruals. Summarized information about the special charges and the effects of the IRS settlements is contained in Note 2, Discontinued Operations, to the Consolidated Financial Statements.

Year 2000 Readiness

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

     Beginning in 1997, the Company initiated a company-wide effort to address the Y2K issues that affect its operations and to minimize service interruptions. This effort consists of five phases: (1) inventory, (2) assessment, (3) remediation, (4) testing and (5) developing contingency plans. The contingency plans will include addressing issues associated with any non-compliant suppliers and key customers in order to minimize the potential material adverse effects of any Y2K problems. During 1998, the Company designated one of its senior managers as its Vice President - Y2K Planning and Compliance. This position is responsible for coordinating all facets of the Company's Y2K initiative, including coordinating efforts and responsibilities between corporate Information Technology ("IT") and non-IT personnel and local division management to identify, evaluate and implement changes to centralized and non-centralized computer systems, applications and equipment necessary to achieve Y2K readiness. Local management has identified and evaluated major areas of potential business impact, including critical suppliers and customers, to enable proper monitoring of Y2K conversion efforts on a centralized basis.

     In the first quarter of 1998, the Company began implementation of an integrated enterprise-wide resource planning ("ERP") system. The ERP system will address the Company's financial applications during the first phase of implementation and address manufacturing systems during the second phase. The ERP project was begun with the goal of expanding existing system capacity for future growth and improving processing efficiencies, as well as addressing any Y2K compliance issues associated with the Company's existing systems. The first phase of the ERP implementation was implemented during January, 1999, except for the asset management, accounts receivable and billing modules. The asset management module will be implemented during the first quarter of 1999, while the accounts receivable and billing modules will be implemented during the third or fourth quarter of 1999. The Company is currently assessing and preparing its existing accounts receivable and billing systems for Y2K compliance in the event the accounts receivable and billing modules are not implemented until the year 2000. The remediation and testing phases for these existing systems are targeted for completion in June, 1999. Phase two of the ERP project is expected to be completed during the latter half of 1999 and first half of the Year 2000. The stages of the second phase targeted for completion in the Year 2000 do not involve any Y2K compliance issues. In conjunction with the implementation of the ERP system, certain hardware and software components have been or will be upgraded to expand existing capacity. Through January 2, 1999, costs incurred in the ERP implementation totaled approximately $9.2 million. Implementation costs for the entire ERP project currently are expected to be $25 million to $30 million. These costs have been, and will be, funded through operating cash flows. A majority of the costs, as they relate to purchased hardware, software and the implementation thereof, will be capitalized.

     The Company has conducted an inventory of its IT systems and has corrected substantially all of those critical-path systems that were found to have date-related deficiencies, excluding the financial systems addressed by phase one of the ERP implementation. In the case of non-IT systems (i.e., including embedded chip technology), the Company conducted an inventory of its facilities which was completed, for the most part, by the end of 1998. Correction of date-deficient systems and equipment is occurring simultaneously with the completion and evaluation of this inventory. The Company is also surveying selected third parties, including its principal suppliers and customers, as well as governmental entities, to determine the status of their Year 2000 compliance programs.

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

     It is expected the Company's critical IT systems, except as specifically noted elsewhere, will be Y2K compliant by the end of the first quarter of 1999 and the Company's non-IT systems and equipment will be compliant by June, 1999. Compliance by the aforementioned target dates is subject to additional evaluation, remediation and testing efforts. Incremental costs, over and above the aforementioned ERP system project spending, related to the Y2K project are being expensed as incurred and funded through operating cash flows. Through the end of 1998, the Company had expensed approximately $0.6 million of such incremental costs. Total incremental costs to ensure Y2K compliance are estimated to be $2 million to $5 million, with the majority of the costs being incurred in 1999. This expectation assumes that the Company will not be obligated to incur significant Y2K-related costs on behalf of its customers or suppliers. The projection of Y2K-related costs is based on numerous assumptions and estimates; consequently, actual costs could be materially greater than anticipated. Plans will continue to be monitored for completion. Incomplete or untimely resolution of the Y2K issue by the Company, by critically important suppliers and customers of the Company, or by governmental entities, could have a materially adverse impact on the Company's business, operations or financial condition in the future.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     The Company is subject to various market risks, including risks from changes in commodity prices, interest rates and currency exchange rates.

Commodity Prices

     The risk from commodity price changes correlates to Pepsi General's ability to recover higher product costs through price increases to customers, which may be limited due to the competitive pricing environment that exists in the soft drink business. The Company has generally not used commodity hedges to lock in costs, but instead manages costs by entering into firm commitments for materials used.

Interest Rates

     During 1998, the risk from changes in interest rates was not material to the Company's operations because a significant portion of the Company's debt issues were fixed rate obligations. Substantially all of the Company's floating rate exposure related to changes in the six month LIBOR rate. If the six month LIBOR rate had changed by 50 basis points (0.5 percent), the Company's 1998 interest expense related to its floating rate obligations would have changed by $0.1 million. Upon completing the transaction with PepsiCo, it is expected the Company may be subject to additional floating rate interest exposure and may manage those exposures using interest rate swaps. In 1998, the Company had short-term investments throughout a majority of the year, principally invested in money market funds and commercial paper, which were most closely tied to three month Treasury-bill rates. Assuming a change of 50 basis points in the rate of interest associated with the Company's short-term investments, interest income would have changed by $0.7 million.

Currency Exchange Rates

     Because the Company operates international franchise territories, it is subject to exposure resulting from changes in currency exchange rates. Currency exchange rates are established based on a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. The Company currently does not hedge the translation risks of investments in its international operations. Any positive cash flows generated have been reinvested in the operations, excluding repayments of loans from the manufacturing joint venture in Poland.

     Non-U.S. operations do not represent a significant portion of the Company's total operations. In 1998, sales and identifiable assets for the combined international operations were approximately 5% and 9%, respectively, of the total reported amounts. Changes in currency exchange rates impact the translation of the results of the international operations from their local currencies into U.S. dollars. If the currency exchange rates had changed by 5% in 1998, the impact on reported operating income would have been less than $1 million. The economy in Russia was considered highly inflationary for accounting purposes with all transactions being recorded at historical costs in U.S. dollars. All gains and losses in Russia from foreign exchange transactions are included in the consolidated results of operations.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Index to Financial Information under Item 14.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The names, ages and other information pertaining to the Company's directors is set forth below:

     HERBERT M. BAUM, President and Chief Operating Officer, Hasbro, Inc. (toy manufacturing and marketing). Previously Chairman and Chief Executive Officer of Quaker State Corporation. Director of the Company since 1995. Also a director of Dial Corporation, Fleming Companies, Inc., Hasbro, Inc., Meredith Corporation and Midas, Inc. Age 62.

     BRUCE S. CHELBERG, Chairman and Chief Executive Officer of Whitman Corporation. Director of the Company since 1988. Also a director of First Midwest Bancorp, Inc., Northfield Laboratories Inc. and Snap-on Incorporated. Age 64.

     RICHARD G. CLINE, retired Chairman and Chief Executive Officer of Nicor Inc. (natural gas distribution and containerized liner shipping). Director of the Company since 1987. Also Chairman of the Board and director of Hussmann International, Inc., a director of Kmart Corporation and Ryerson Tull, Inc., and a trustee of Northern Institutional Funds. Age 64.

     PIERRE S. du PONT, director in the law firm of Richards, Layton & Finger, P.A. Director of the Company since 1990. Also trustee of The Northwestern Mutual Life Insurance Company. Age 64.

     ARCHIE R. DYKES, Chairman of Capital City Holdings Inc. (venture capital organization). Director of the Company since 1985. Also a director of Fleming Companies, Inc., Hussmann International, Inc., Midas, Inc. and the Employment Corporation. Age 68.

     CHARLES W. GAILLARD, President of General Mills, Inc. (food marketer and distributor). Executive of General Mills since 1966. Director of the Company since 1997. Also a director of General Mills, Inc. Age 58.

     JAROBIN GILBERT, JR., President and Chief Executive Officer of DBSS Group, Inc. (management, planning and international trade advisory firm). Director of the Company since 1994. Also a director of Midas, Inc. and Venator Group, Inc. Age 53.

     VICTORIA B. JACKSON, Former President and Chief Executive Officer of DSS/ProDiesel, Inc. (diesel parts remanufacturing and distribution company). Director of the Company since 1994. Also a director of Hussmann International, Inc., J. H. Heafner Company and AmSouth Bancorporation. Age 44.

     CHARLES S. LOCKE, retired Chairman of the Board and Chief Executive Officer, Morton International, Inc. (manufacturer of specialty chemicals and salt). Director of the Company since 1991. Also a director of Nicor Inc. and Cordant Technologies Inc. Age 70.

     The executive officers of Whitman and their ages as of March 1, 1999 were as follows:

                                 Age                 Position
                                 ---                 --------
Bruce S. Chelberg                64      Chairman and Chief Executive Officer
Frank T. Westover                60      Executive Vice President
Martin M. Ellen                  45      Senior Vice President and Chief
                                          Financial Officer
Lawrence J. Pilon                50      Senior Vice President-Administration
Charles H. Connolly              64      Senior Vice President-Corporate Affairs
                                          and Investor Relations
William B. Moore                 57      Senior Vice President, Secretary and
                                          General Counsel
Larry D. Young                   44      Corporate Vice  President;  Executive
                                          Vice President and Chief Operating
                                          Officer, Pepsi-Cola General Bottlers,
                                          Inc.

     Except as described below, all of the executive officers of Whitman have held positions which are the same or which involve substantially similar functions as indicated above during the past five years.

     Mr. Ellen joined Whitman Corporation as Senior Vice President and Chief Financial Officer in October, 1998. Prior to joining Whitman, Mr. Ellen served as a founding member of Casas, Ellen & White LLC, a venture management firm, from May, 1998 through September, 1998; from October, 1996 through May, 1998 Mr. Ellen served as Executive Vice President and Chief Financial Officer of PrimeCare International Inc.; from August, 1994 through October, 1996 Mr. Ellen served as Vice President-Finance for Caremark International, Inc.

     Prior to his appointment as Senior Vice President - Administration, Mr. Pilon served as Senior Vice President - Human Resources of the Company.

     Mr. Young has been with the Company since 1982. He served as Vice President and Managing Director of the Company's operations in Poland in 1996 and later that year became President of Pepsi General's European Operations. He became Executive Vice President and Chief Operating Officer of Pepsi General in 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers to file reports of holdings and transactions in the Company's Common Stock with the Securities and Exchange Commission. Based upon Company records and other information, the Company believes that all required reports were timely filed in 1998, with the exception of one report relating to one transaction by an officer, Lawrence J. Pilon, which was inadvertantly filed one month late.

Item 11. EXECUTIVE COMPENSATION.

Compensation of Directors

     Directors who are not employees of the Company receive an annual retainer of $24,000, plus $1,000 for each meeting of the Board and each Board Committee meeting attended. The Chairman of each Board Committee is paid an additional $5,000 annual retainer. Non-employee directors also receive a supplemental retainer consisting of 625 shares of the Company's Common Stock, plus the equivalent fair market value of such shares in cash.

Summary Compensation Table

     The table below shows annual and long term compensation for each of the Company's five most highly compensated executive officers for services in all capacities to the Company and its subsidiaries during 1996, 1997, and 1998. Compensation, as reflected in this table and the tables on stock options which follow, is presented on the basis of rules of the Securities and Exchange Commission and does not, in the case of certain stock-based awards or accruals, necessarily represent the amount of compensation realized or which may be realized in the future.

                                                                                        Long Term              All Other
                                         Annual Compensation                          Compensation        Compensation ($)(a)
                          ---------------------------------------------------   ------------------------- -------------------
                                                                                         Awards
                                                                                -------------------------
                                                                                              Securities
                                                                                 Restricted   Underlying
Name and Principal                                               Other Annual       Stock       Options
     Position              Year    Salary ($)      Bonus ($)   Compensation ($) Awards ($)(b)   (#)(c)
------------------         ----    ----------      ---------   ---------------- ------------- ----------

Bruce S. Chelberg          1998      750,000        450,000         26,155             --           --        1,348,732
 Chairman and Chief        1997      725,000        280,000         28,894        716,875      215,563          113,906
 Executive Officer         1996      679,167        417,000         23,635        881,225      235,812          119,174

Robert C. Cushing (d)      1998      366,667        225,000         13,148             --      120,000           31,990
 Corporate Vice President; 1997      270,900         80,000         11,699        242,813       73,024           26,609
 President, Pepsi-Cola
 General Bottlers, Inc.

Frank T. Westover          1998      306,000        146,000         10,063             --           --          309,779
 Executive Vice President  1997      296,667         66,000          8,609        159,563       47,832           42,857
                           1996      286,167        103,000          8,401        194,425       52,296           43,234

Larry D. Young (e)         1998      276,667        150,000          8,193             --       90,000           23,307
 Corporate Vice President;
 Executive Vice President
 and Chief Operating
 Officer, Pepsi-Cola
 General Bottlers, Inc.

Lawrence J. Pilon          1998      260,000        145,000         16,496             --      100,000          848,077
 Senior Vice President -   1997      254,167         66,000         13,066        159,563       47,832           35,506
 Administration            1996      242,500        103,000         17,220        194,425       52,296           35,663

(a) The amounts shown for All Other Compensation are amounts accrued under a nonqualified retirement plan, together with (1) the values of premiums paid by the Company for an executive split dollar life insurance program established July 1, 1996, to replace benefits formerly provided under the Company's group program, (2) cash payments in lieu of restricted stock awards and stock options under the Company's long term compensation plan as follows: Mr. Chelberg, $1,249,099; Mr. Westover, $275,618; and Mr. Pilon, $275,618, and (3) in the case of Mr. Chelberg, premiums paid by the Company for individual term insurance of $37,815 (1998), $34,135 (1997) and $30,895
     (1996). Additionally, Mr. Pilon received a payment of $545,000 under the terms of his Change in Control Agreement (see "Termination Benefits").

(b) The number of shares of restricted stock and the market value thereof held by Messrs. Chelberg, Cushing, Westover, Young and Pilon at December 31, 1998, was as follows: Mr. Chelberg, 32,301 shares ($819,638); Mr. Cushing, 9,134 shares ($231,775); Mr. Westover, 7,167 shares ($181,863); Mr. Young,
     2,600 shares ($65,975);  and Mr. Pilon, 7,167 shares  ($181,863).  Dividend equivalents were paid on restricted stock at the time in the same amounts as dividends paid to all shareholders. All shares of restricted stock were fully vested on January 1, 1999.

(c) As a result of the spin-offs of Hussmann and Midas on January 30, 1998, the options then outstanding were modified to adjust the number of shares and relevant exercise prices pursuant to an IRS formula.

(d) Mr. Cushing became President of Pepsi-Cola General Bottlers, Inc. in March, 1997. He resigned in February, 1999.

(e) Mr. Young became Executive Vice President and Chief Operating Officer of Pepsi-Cola General Bottlers, Inc. in May, 1998.

Option/SAR Grants in 1998 Fiscal Year

     Set forth below is information on stock options granted in the 1998 fiscal year to the executive officers named in the Summary Compensation Table under the Company's Revised Stock Incentive Plan. No SARs were granted.

                                                                                              Potential Realizable Value At
                                  Number of    Percentage of                                  Assumed Annual Rates of Stock
                                 Securities    Total Options                                  Price Appreciation for Option
                                 Underlying     Granted to      Exercise or                             Term (b)
                                   Options     Employees in     Base Price     Expiration     -----------------------------
     Name                      Granted (#)(a)      1998           ($/Sh)          Date          5% ($)             10% ($)
     ----                      --------------  -------------    -----------    ----------     ----------         ----------

Bruce S. Chelberg                      --             --               --            --              --                 --
Robert C. Cushing                 120,000           11.5           16.125       1/30/08       1,216,911          3,083,892
Frank T. Westover                                     --               --            --              --                 --
Larry D. Young                     90,000            8.6           16.125       1/30/08         912,683          2,312,919
Lawrence J. Pilon                 100,000            9.5          19.5313       4/30/08       1,228,313          3,112,786

(a) All options were granted at a price equal to 100% of the fair market value of the Company's Common Stock at date of each grant. Options become exercisable as to one-third on the first anniversary of the date of grant, two-thirds on the second anniversary, and in full on the third anniversary, except that the option granted to Mr. Pilon is exercisable as to one-half on June 30, 1999 and as to the remainder on June 30, 2000.

(b) The dollar amounts under these columns are the result of calculations at the 5% and 10% assumed annual growth rates mandated by the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation, if any, in the Company's stock price. The calculations were based on the Exercise Price per share and the 10-year term of the options.

Aggregated Option/SAR Exercises in 1998 and Year-End Option/SAR Values

                                                                  Number of Securities
                                                                 Underlying Unexercised           Value of Unexercised
                                                                     Options Held At             In-the-Money Options At
                                   Shares                          January 2, 1999 (#)            January 2, 1999 ($)(a)
                                 Acquired on      Value         ---------------------------     ---------------------------
     Name                       Exercise (#)   Realized ($)     Exercisable   Unexercisable     Exercisable   Unexercisable
     ----                       ------------   ------------     -----------   -------------     -----------   -------------

Bruce S. Chelberg                 365,436        4,809,669         443,509        222,313        5,585,458       2,314,550
Robert C. Cushing                  15,147          175,801          62,181        182,980          665,973       1,776,948
Frank T. Westover                  59,790          811,416         147,588         49,320        2,081,837         513,491
Larry D. Young                         --               --          31,675        114,607          363,692       1,091,742
Lawrence J. Pilon                  14,828          117,490          69,622        149,320          767,178       1,097,861

(a) Based on the closing price of the Company's Common Stock ($25.375) on December 31, 1998, as reported for New York Stock Exchange Composite Transactions.

Pension Plans

     The Company maintains qualified, defined benefit pension plans and nonqualified retirement plans paying benefits in optional forms elected by the employee based upon percentage multipliers which are applied to Covered Compensation and Credited Service. The pension plans and related nonqualified plans were amended effective January 1, 1992, to reinstate benefit accruals that were frozen for most employees as of December 31, 1988, when the Company changed its benefit plan structure. The revised benefit formulas provide a normal retirement benefit of 1% of Covered Compensation for each year of Credited Service (excluding 1989-1991), up to a maximum of 20 years. The changes also include special minimum benefits based on Credited Service accrued through December 31, 1988, and Covered Compensation at retirement. The following table reflects future benefits, payable as life annuities upon retirement, in terms of a range of amounts determined under the revised benefit formulas mentioned above, at representative periods of Credited Service.

                            Projected Annual Pension

                                                                 Years of  Credited Service (b)
                                                 --------------------------------------------------------------
     Covered Compensation (a)                        5                10               15            20 or more
     ------------------------                    ---------        ---------         ---------        ----------

     $400,000                                    $  20,000        $  40,000         $  60,000        $  80,000
     $600,000                                       30,000           60,000            90,000          120,000
     $800,000                                       40,000           80,000           120,000          160,000
     $1,000,000                                     50,000          100,000           150,000          200,000
     $1,200,000                                     60,000          120,000           180,000          240,000

(a) Covered Compensation includes salary and bonus, as shown in the Summary Compensation Table, averaged over the five consecutive years in which such compensation is the highest.

(b) As of January 2, 1999, the executive officers named in the Summary Compensation Table had the following years of Credited Service: Mr. Chelberg, 14 years, Mr. Cushing, 12 years, Mr. Westover, 16 years, Mr. Young, 14 years, and Mr. Pilon, 5 years.

Termination Benefits

     In 1995, the Company entered into amended Change in Control Agreements (the "Agreements"), with Messrs. Chelberg, Pilon, Westover and certain other officers. The Agreements, originally adopted in 1985 and amended and updated from time to time thereafter, were a result of a determination by the Board of Directors that it was important and in the best interests of the Company and its shareholders to ensure that, in the event of a possible change in control of the Company, the stability and continuity of management would continue unimpaired, free of the distractions incident to any such change in control. Revised forms of Change in Control Agreements were entered into with Messrs. Cushing and Young in 1997.

     For purposes of the Agreements, a "change in control" includes (i) a consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Company's common stock would be converted into cash, securities or other property, other than a transaction in which the proportionate ownership of the common stock of the Company and the surviving corporation remains substantially unchanged, (ii) a shareholder approved plan or proposal for the liquidation of the Company,
(iii) the acquisition by any person of 25% or more of the Company's voting securities, (iv) over a two-year period, persons who are directors of the Company cease to constitute a majority of the Board, unless the new directors were approved by a two-thirds vote of the continuing directors, or, for certain officers, (v) the sale or other disposition of a majority of the stock or of all or substantially all of the assets of a significant subsidiary of the Company in one or more transactions. The spin-offs of Hussmann International, Inc. and Midas, Inc. in January, 1998 constituted a change in control of the Company for purposes of the Agreements held by Messrs. Chelberg, Pilon and Westover, but not for purposes of the Agreements held by Messrs. Cushing and Young. As reflected in the Summary Compensation Table, Mr. Pilon received a partial payment of the compensation payable to him under the terms of his Agreement while agreeing to remain with the Company for a transition period following the spin-offs.

     Benefits are payable under the  Agreements  only if a change in control has occurred and within three years thereafter the officer's employment is terminated involuntarily without cause or voluntarily by the officer for reasons such as demotion, relocation, loss of benefits or other changes. The principal benefits to be provided to officers under the Agreements are (i) a lump sum payment equal to three years' compensation (base salary and incentive compensation), and (ii) continued participation in the Company's employee benefit programs or equivalent benefits for three years following termination. The Agreements provide that, if separation payments thereunder, either alone or together with payments under any other plan of the Company, would constitute a "parachute payment" as defined in the Federal Internal Revenue Code and subject the officer to the excise tax imposed by Section 4999 of the Code, the Company shall pay such tax and any taxes on such payment.

     The Agreements are not employment agreements, and do not impair the right of the Company to terminate the employment of the officer with or without cause prior to a change in control, or, absent a potential or pending change in control, the right of the officer to voluntarily terminate his employment. If and when consummated, the proposed new business relationship with PepsiCo will constitute a change in control of the Company for the purposes of the definition set forth in the Agreement held by Mr. Young.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                             PRINCIPAL SHAREHOLDERS

     As of March 11, 1999, no person was known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, except as set forth below. The information below relating to Ariel Capital Management, Inc. and FMR Corp. is based upon statements on Schedule 13G filed with the Securities and Exchange Commission, reflecting their respective shareholdings as of December 31, 1998. The information below relating to GAMCO Investors, Inc. et al. is based upon a statement on Schedule 13D filed with the Securities and Exchange Commission and dated February 27, 1998.

                                            Number of Shares
                                              and Nature of           Percent
Name and Address                          Beneficial Ownership        of Class
----------------                          --------------------        --------
Ariel Capital Management, Inc.
307 North Michigan Avenue
Chicago, Illinois 60601                         5,297,985               5.25%

FMR Corp. (a)
82 Devonshire Street
Boston, Massachusetts 02109                     7,731,820               7.66%

GAMCO Investors, Inc. (b)
Gabelli Funds, Inc.
Gemini Capital Management Ltd.
Gabelli International Limited
One Corporate Center
Rye, New York 10580                             5,536,020               5.45%

(a) Through its subsidiaries, Fidelity Management and Research Company and Fidelity Management Trust Company, FMR Corp. had sole voting power as to 173,600 shares, no voting power as to the remainder of such shares, and sole dispositive power as to all 7,731,820 shares held by it.

(b) Mario J. Gabelli acts as chief investment officer for these entities or directly or indirectly controls them. Such entities have sole voting power and sole dispositive power with respect to the following shares of the Company's Common Stock, respectively: GAMCO Investors, Inc., 3,773,320 and 3,891,020; Gabelli Funds, Inc., 1,574,000 and 1,574,000; Gemini Capital
     Management Ltd., 5,000 and 5,000; and Gabelli International Limited, 66,000 and 66,000.

Securities Ownership of Directors and Executive Officers

     The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of March 11, 1999, by each director of the Company, by each executive officer named below, and by all directors and executive officers as a group.

                                            Amount and Nature
                                              of Beneficial           Percent
Name or Identity of Group                       Ownership             of Class
-------------------------                   -----------------         --------

Herbert M. Baum                                   3,375                  *
Bruce S. Chelberg                               873,286                  *
Richard G. Cline                                  6,625                  *
Pierre S. du Pont                                 4,175                  *
Archie R. Dykes                                   6,955                  *
Charles W. Gaillard                               2,875                  *
Jarobin Gilbert, Jr.                              2,175                  *
Victoria B. Jackson                               2,975                  *
Charles S. Locke                                  4,875                  *
Frank T. Westover                               254,024                  *
Larry D. Young                                   91,132                  *
Lawrence J. Pilon                               116,125                  *
All Directors and Executive
  Officers as a Group (15 persons)            1,624,233               1.78%

*    Less than 1%.

(a) Includes shares which the named director or executive officer has the right to acquire within 60 days after March 11, 1999, through exercise of stock options, as follows: Mr. Chelberg, 593,968 shares; Mr. Westover, 180,964 shares; Mr. Young, 77,247 shares; and Mr. Pilon, 102,998 shares. The number of shares subject to options to purchase the Company's Common Stock held by all officers and employees of the Company were adjusted following the spin-offs of Hussmann International, Inc. and Midas, Inc. on January 30, 1998, in accordance with an Internal Revenue Code formula.

(b) The number of shares of Common Stock shown as beneficially owned include 1,162,769 shares which directors and executive officers have the right to acquire within 60 days following March 11, 1999 through the exercise of stock options and 10,840 shares representing the vested beneficial interest of such persons under the Company's Retirement Savings Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) See Index to Financial Information and Exhibit Index.

     (b) Through January 2, 1999, no reports on Form 8-K were filed subsequent to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 1999.

                               WHITMAN CORPORATION

                               By: /s/ MARTIN M. ELLEN
                               -----------------------
                               Martin M. Ellen
                               Senior Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on the 31st day of March, 1999.

     Signature                               Title

*   Bruce S. Chelberg          Chairman and Chief
    -----------------------    Executive Officer and Director
    BRUCE S. CHELBERG          (principal executive officer)

    /s/ Martin M. Ellen        Senior Vice President and Chief Financial Officer
    -----------------------    (principal financial and accounting officer)
    MARTIN M. ELLEN

*   Herbert M. Baum            Director
    -----------------------
    HERBERT M. BAUM

*   Richard G. Cline           Director       *By: /s/ MARTIN M. ELLEN
    -----------------------                        -------------------
    RICHARD G. CLINE                               Martin M. Ellen
                                                   Attorney-in-Fact
*   Pierre S. duPont           Director            March 31, 1999
    -----------------------
    PIERRE S. du PONT

*   Archie R. Dykes            Director
    -----------------------
    ARCHIE R. DYKES

*   Charles W. Gaillard        Director
    -----------------------
    CHARLES W. GAILLARD

*   Jarobin Gilbert, Jr.       Director
    -----------------------
    JAROBIN GILBERT, JR.

    -----------------------    Director
    VICTORIA B. JACKSON

*   Charles S. Locke           Director
    -----------------------
    CHARLES S. LOCKE

                      WHITMAN CORPORATION AND SUBSIDIARIES



                             ----------------------

                              FINANCIAL INFORMATION


                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                        FISCAL YEAR ENDED JANUARY 2, 1999

                      WHITMAN CORPORATION AND SUBSIDIARIES
                         INDEX TO FINANCIAL INFORMATION




Statement of Financial Responsibility

Independent Auditors' Report

Consolidated Statements of Income for the fiscal years 1998, 1997 and 1996

Consolidated Balance Sheets as of fiscal year end 1998 and 1997

Consolidated Statements of Cash Flows for the fiscal years 1998, 1997 and 1996

Consolidated Statements of Shareholders' Equity for the fiscal years 1998, 1997 and 1996

Notes to Consolidated Financial Statements

Pro Forma Combined Financial Information (unaudited)

Financial Statement Schedules:

     Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or related notes.

                      STATEMENT OF FINANCIAL RESPONSIBILITY

     The consolidated financial statements of Whitman Corporation and subsidiaries have been prepared by management, which is responsible for their integrity and content. These statements have been prepared in accordance with generally accepted accounting principles and include amounts which reflect certain estimates and judgments made by management. Actual results could differ from these estimates.

     The Board of Directors, acting through the Audit Committee of the Board, has responsibility for determining that management fulfills its duties in connection with the preparation of these consolidated financial statements. The Audit Committee meets periodically and privately with the independent auditors and with the internal auditors to review matters relating to the quality of the financial reporting of the Company, the related internal controls and the scope and results of their audits. The Committee also meets with management and the internal auditors to review the affairs of the Company.

     To meet management's responsibility for the fair and objective reporting of the results of operations and financial condition, the Company maintains systems of internal controls and procedures to provide reasonable assurance of the reliability of its accounting records. These systems include written policies and procedures, a program of internal audit and the careful selection and training of its financial staff.

     The Company's independent auditors, KPMG LLP, are engaged to audit the consolidated financial statements of the Company and to issue their report thereon. Their audit has been conducted in accordance with generally accepted auditing standards. Their report appears on the following page.

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF WHITMAN CORPORATION:

     We have audited the accompanying consolidated balance sheets of Whitman Corporation and subsidiaries as of the end of fiscal years 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the fiscal years 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Whitman Corporation and subsidiaries as of the end of fiscal years 1998 and 1997, and the results of their operations and their cash flows for each of the fiscal years 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

/s/ KPMG LLP


KPMG LLP
Chicago, Illinois
January 25, 1999

Whitman Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except for per share data)

Fiscal years                                                                              1998          1997         1996
                                                                                      -----------   -----------   -----------
Sales                                                                                 $   1,635.0   $   1,557.5   $   1,501.4
Cost of goods sold                                                                        1,024.5         972.6         924.4
                                                                                      -----------   -----------   -----------
    Gross profit                                                                            610.5         584.9         577.0
Selling, general and administrative expenses                                                391.1         389.7         366.8
Amortization expense                                                                         15.6          15.7          15.4
Special charges (Note 4)                                                                       --          49.3            --
                                                                                      -----------   -----------   -----------
    Operating income                                                                        203.8         130.2         194.8
Interest expense, net (Note 5)                                                              (36.1)        (42.3)        (41.5)
Other expense, net                                                                          (15.5)        (18.0)        (25.6)
                                                                                      -----------   -----------   -----------
    Income before income taxes                                                              152.2          69.9         127.7
Income taxes (Note 6)                                                                        69.7          37.9          61.1
                                                                                      -----------   -----------   -----------
    Income from continuing operations before minority interest                               82.5          32.0          66.6
Minority interest                                                                            20.0          16.2          18.8
                                                                                      -----------   -----------   -----------
    Income from continuing operations                                                        62.5          15.8          47.8
    Income (loss) from discontinued operations after taxes (Note 2)                          (0.5)        (11.7)         91.6
    Extraordinary loss on early extinguishment of debt after taxes (Note 3)                 (18.3)           --            --
                                                                                      -----------   -----------   -----------
    Net income                                                                        $      43.7   $       4.1   $     139.4
                                                                                      ===========   ===========   ===========
Weighted average common shares:
Basic                                                                                       101.1         101.6         104.8
Incremental effect of stock options                                                           1.8           1.3           1.2
                                                                                      -----------   -----------   -----------
Diluted                                                                                     102.9         102.9         106.0
                                                                                      ===========   ===========   ===========
Income (loss) per share - basic:
Continuing operations                                                                 $      0.62   $      0.16   $      0.46
Discontinued operations                                                                     (0.01)        (0.12)         0.87
Extraordinary loss on early extinguishment of debt                                          (0.18)           --            --
                                                                                      -----------   -----------   -----------
Net income                                                                            $      0.43   $      0.04   $      1.33
                                                                                      ===========   ===========   ===========
Income (loss) per share- diluted:
Continuing operations                                                                 $      0.61   $      0.15   $      0.45
Discontinued operations                                                                     (0.01)        (0.11)         0.87
Extraordinary loss on early extinguishment of debt                                          (0.18)           --            --
                                                                                      -----------   -----------   -----------
Net income                                                                            $      0.42   $      0.04   $      1.32
                                                                                      ===========   ===========   ===========

Cash dividends per share                                                              $      0.20   $      0.45   $      0.41
                                                                                      ===========   ===========   ===========

The following notes are an integral part of these statements.

Whitman Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in millions)

As of fiscal year end                                                                               1998            1997
                                                                                               -----------     -----------
ASSETS:
Current assets:
    Cash and equivalents                                                                       $     147.6     $      52.4
    Receivables, net of allowance of $3.2 million
      in 1998 and $3.4 million in 1997                                                               170.7           131.7
    Inventories:
      Raw materials and supplies                                                                      38.3            28.1
      Finished goods                                                                                  41.7            41.8
                                                                                               -----------     -----------
        Total inventories                                                                             80.0            69.9
Other current assets                                                                                  30.8            36.3
Net current assets of companies held for disposition                                                    --           270.5
                                                                                               -----------     -----------
      Total current assets                                                                           429.1           560.8
                                                                                               -----------     -----------
Investments                                                                                          160.0           157.0
Property (at cost):
    Land                                                                                              22.0            14.9
    Buildings and improvements                                                                       183.3           161.3
    Machinery and equipment                                                                          801.2           702.0
                                                                                               -----------     -----------
      Total property                                                                               1,006.5           878.2
    Accumulated depreciation and amortization                                                       (507.2)         (471.6)
                                                                                               -----------     -----------
      Net property                                                                                   499.3           406.6
                                                                                               -----------     -----------
Intangible assets, net of accumulated amortization of $155.5 million in 1998
    and $140.8 million in 1997                                                                       447.0           462.6
Other assets                                                                                          33.9            49.5
Net non-current assets of companies held for disposition                                                --           393.2
                                                                                               -----------     -----------
    Total assets                                                                               $   1,569.3     $   2,029.7
                                                                                               ===========     ===========

The following notes are an integral part of these statements.

Whitman Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in millions)

As of fiscal year end                                                                              1998            1997
                                                                                               -----------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
    Short-term debt, including current maturities of long-term debt                            $        --     $     282.5
    Accounts and dividends payable                                                                   138.3            97.8
    Income taxes payable                                                                               6.9             2.9
    Accrued expenses:
      Salaries and wages                                                                              22.1            16.1
      Interest                                                                                        15.1            20.7
      Other                                                                                           50.8            70.0
                                                                                               -----------     -----------
        Total current liabilities                                                                    233.2           490.0
                                                                                               -----------     -----------
Long-term debt                                                                                       603.6           604.7
Deferred income taxes                                                                                 99.1            75.4
Other liabilities                                                                                     73.3            98.4
Minority interest                                                                                    233.7           221.5
Shareholders' equity:
    Common stock (without par, 250.0 million shares authorized; 113.3 million issued
      at January 2, 1999 and 111.7 million issued at December 31, 1997)                              499.8           478.2
    Retained income                                                                                   94.3           363.4
    Accumulated other comprehensive loss:
      Cumulative translation adjustment                                                              (12.0)          (78.8)
      Unrealized investment gain                                                                       3.4             0.2
                                                                                               -----------     -----------
    Accumulated other comprehensive loss                                                              (8.6)          (78.6)
                                                                                               -----------     -----------
    Treasury stock (12.3 million shares at January 2, 1999 and 10.6 million shares at
      December 31, 1997)                                                                            (259.1)         (223.3)
                                                                                               -----------     -----------
      Total shareholders' equity                                                                     326.4           539.7
                                                                                               -----------     -----------
      Total liabilities and shareholders' equity                                               $   1,569.3     $   2,029.7
                                                                                               ===========     ===========

The following notes are an integral part of these statements.

Whitman Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Fiscal years                                                                              1998          1997          1996
                                                                                      -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                                                     $      62.5   $      15.8   $      47.8
Adjustments to reconcile to net cash provided by operating activities:
    Depreciation and amortization                                                            77.7          73.8          75.2
    Deferred income taxes                                                                    23.7           9.2           8.4
    Special charges                                                                            --          49.3            --
    Cash outlays related to 1997 special charges                                            (24.4)         (2.4)           --
    Other                                                                                    13.4          16.5          25.3
Changes in assets and liabilities, exclusive of acquisitions:
    (Increase) decrease in receivables                                                      (39.0)         (5.8)          2.4
    (Increase) decrease in inventories                                                      (10.1)         (2.4)          1.8
    Increase (decrease) in payables                                                          40.5          (5.6)          1.8
    Net change in other assets and liabilities                                               25.5           4.5         (16.8)
                                                                                      -----------   -----------   -----------
Net cash provided by continuing operations                                                  169.8         152.9         145.9
                                                                                      -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends from and settlement of intercompany indebtedness with
    Hussmann and Midas prior to spin-offs                                                   434.3            --            --
Capital investments                                                                        (159.1)        (83.4)        (87.2)
Proceeds from sales of property                                                               3.7           1.9           1.6
Companies acquired, net of cash acquired                                                       --         (20.2)           --
Cash from (investments in) joint ventures                                                     3.7          (2.2)        (30.8)
Purchases of investments                                                                    (18.2)        (38.8)        (92.1)
Proceeds from sales of investments                                                           19.4          57.1         176.1
                                                                                      -----------   -----------   -----------
    Net cash provided by (used in) investing activities                                     283.8         (85.6)        (32.4)
                                                                                      -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayment of bank lines of credit and commercial paper                                   (1.5)           --         (15.0)
Proceeds from issuance of long-term debt                                                       --          75.0         124.2
Repayment of long-term debt                                                                (311.2)        (95.5)       (101.0)
Issuance of common stock                                                                     21.4          11.8          14.6
Treasury stock purchases                                                                    (37.7)        (82.1)        (93.2)
Cash dividends                                                                              (20.2)        (45.6)        (42.9)
                                                                                      -----------   -----------   -----------
    Net cash used in financing activities                                                  (349.2)       (136.4)       (113.3)
                                                                                      -----------   -----------   -----------
Net cash (used in) provided by discontinued operations                                       (8.7)        117.3          (8.7)
Effects of exchange rate changes on cash and equivalents                                     (0.5)         (0.5)         (0.3)
                                                                                      -----------   -----------   -----------
Change in cash and equivalents                                                               95.2          47.7          (8.8)
Cash and equivalents at beginning of year                                                    52.4           4.7          13.5
                                                                                      -----------   -----------   -----------
Cash and equivalents at end of year                                                   $     147.6   $      52.4   $       4.7
                                                                                      ===========   ===========   ===========

The following notes are an integral part of these statements.

Whitman Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
(dollars in millions)

                                                                            Accumulated
                                        Common Stock                           Other         Treasury Stock              Total
                                 ---------------------------    Retained   Comprehensive  ------------------------    Shareholders'
                                     Shares          Amount      Income        Loss           Shares        Amount       Equity
                                 -----------       ---------   ---------   -------------  -----------     ---------   ------------

As of fiscal year end 1995       109,199,834       $   427.8   $   311.9   $     (45.9)    (4,000,906)    $  (66.0)   $   627.8
                                 -----------       ---------   ---------   -----------    ------------    --------    ---------
Comprehensive Income:
 Net income                                                        139.4                                                  139.4
 Other comprehensive loss:
    Translation adjustments                                                       (2.2)                                    (2.2)
    Unrealized investment loss
     (net of tax benefit of
     $4.3 million)                                                                (7.9)                                    (7.9)
                                                                                                                      ---------
 Other comprehensive loss                                                                                                 (10.1)
                                                                                                                      ---------
Comprehensive income                                                                                                      129.3
                                                                                                                      ---------
Treasury stock purchases                                                                   (3,989,894)       (93.2)       (93.2)
Stock compensation plans           1,395,959            28.5        (6.4)                     (29,188)        (1.2)        20.9
Common stock issued for
 acquisitions                                                                                  11,614          0.3          0.3
Dividends declared                                                 (42.9)                                                 (42.9)
                                 -----------       ---------   ---------   -----------    -----------     ---------   ---------
As of fiscal year end 1996       110,595,793           456.3       402.0         (56.0)    (8,008,374)      (160.1)       642.2
                                 -----------       ---------   ---------   -----------    ------------    ---------   ---------
Comprehensive loss:
 Net income                                                          4.1                                                    4.1
 Other comprehensive loss:
    Translation adjustments                                                      (21.0)                                   (21.0)
    Unrealized investment loss
     (net of tax benefit of
     $0.9 million)                                                                (1.6)                                    (1.6)
                                                                                                                      ---------
 Other comprehensive loss                                                                                                 (22.6)
                                                                                                                      ---------
Comprehensive loss                                                                                                        (18.5)
                                                                                                                      ---------
Treasury stock purchases                                                                   (3,323,200)        (82.1)      (82.1)
Stock compensation plans           1,123,903            21.9         2.9                      (63,743)         (1.5)       23.3
Common stock issued for
 outstanding Pepsi General
 non-voting preferred stock
 (Note 13)                                                                                    794,115          20.4        20.4
Dividends declared                                                 (45.6)                                                 (45.6)
                                 -----------       ---------   ---------   -----------    -----------     ---------   ---------
As of fiscal year end 1997       111,719,696           478.2       363.4         (78.6)   (10,601,202)       (223.3)      539.7
                                 -----------       ---------   ---------   -----------    -----------     ---------   ---------
Comprehensive income:
 Net income                                                         43.7                                                   43.7
 Other comprehensive income:
    Translation adjustments                                                        2.6                                      2.6
    Unrealized investment gain
     (net of tax expense of
     $1.7 million)                                                                 3.2                                      3.2
                                                                                                                      ---------
 Other comprehensive income                                                                                                 5.8
                                                                                                                      ---------
Comprehensive income                                                                                                       49.5
                                                                                                                      ---------
Treasury stock purchases                                                                   (1,969,849)        (37.7)      (37.7)
Stock compensation plans           1,555,134            23.9         2.6                      290,635           1.9        28.4
Special dividend distribution of
 Hussmann and Midas common stock                        (2.3)     (295.2)         64.2                                   (233.3)
Dividends declared                                                 (20.2)                                                 (20.2)
                                 -----------       ---------   ---------   -----------    -----------     ---------   ---------
As of fiscal year end 1998       113,274,830       $   499.8   $    94.3   $      (8.6)   (12,280,416)    $  (259.1)  $   326.4
                                 ===========       =========   =========   ===========    ===========     =========   =========

The following notes are an integral part of these statements.

Whitman Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Whitman Corporation and all of its subsidiaries (the "Company"), including its principal operating company, Pepsi-Cola General Bottlers, Inc. and its subsidiaries ("Pepsi General"). The Company's financial statements have been restated to classify the results of operations and net assets of Hussmann International, Inc. ("Hussmann") and Midas, Inc. ("Midas") as discontinued operations. Accordingly, all amounts included in the Notes to Consolidated Financial Statements pertain to continuing operations except where otherwise noted. See further discussion in Note 2 - "Discontinued Operations."

FISCAL YEAR. Effective for 1998, the Company has changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Saturday closest to December 31. The Company's 1998 fiscal year commenced January 1, 1998 and ended January 2, 1999. Operations outside the United States are included in the consolidated financial statements on the basis of fiscal years ending October 31. This delay in reporting actual results allows those operations adequate time to prepare financial statements necessary for both local statutory requirements and on a basis consistent with U.S. generally accepted accounting principles.

CASH AND EQUIVALENTS. Cash and equivalents consist of deposits with banks and financial institutions which are unrestricted as to withdrawal or use, and which have original maturities of three months or less.

INVENTORIES. Inventories are valued at the lower of cost (principally determined on the average method) or net realizable value.

INVESTMENTS. Investments include real estate held for sale, principally at Illinois Center, a large single location. This mixed use development is located on the Chicago lakefront. The investments in real estate are carried at cost, which management believes is lower than net realizable value. When real estate is sold, the net proceeds are deducted from the carrying value. Investments also include Pepsi General's minority interest in a manufacturing joint venture in Poland. Also included are bank obligations and other miscellaneous investments.

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

INTANGIBLE ASSETS. Intangible assets principally represent the excess of cost over fair market values of net tangible and identifiable intangible assets of acquired businesses. Also included in intangible assets are franchise rights and non-compete agreements associated with acquired territories. Such amounts generally are being amortized on straight-line bases over 40 years or over the life of the agreement. Intangible assets associated with international operations are not significant.

CARRYING VALUES OF LONG-LIVED ASSETS. The Company evaluates the carrying values of its long-lived assets, including intangible assets, by reviewing undiscounted cash flows by operating unit. Such evaluations are performed whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. If the sum of the projected undiscounted cash flows over the estimated remaining lives of the related assets does not exceed the carrying value, the carrying value would be adjusted for the difference between the fair value and the carrying value.

REVENUE  RECOGNITION.   Revenue  is  recognized  when  title  to  a  product  is
transferred to the customer.

BOTTLER INCENTIVES. PepsiCo and other brand owners, at their sole discretion, provide Pepsi General with various forms of marketing support. This marketing support is intended to cover a variety of programs and initiatives, including direct marketplace support, capital equipment funding and shared media and advertising support. Based on the objectives of the programs and initiatives, marketing support is recorded as an adjustment to net sales or a reduction of selling, general and administrative expenses. Direct marketplace support is primarily funding by PepsiCo and other brand owners of sales discounts and similar programs and is recorded as an adjustment to net sales. Capital equipment funding is designed to support the purchase and placement of marketing equipment and is recorded within selling, general and administrative expenses. Shared media and advertising support is recorded as a reduction to advertising and marketing expense within selling, general and administrative expenses. There are no conditions or other requirements which could result in a repayment of marketing support received.

ADVERTISING AND MARKETING COSTS. Pepsi General is involved in a variety of programs to promote its products. Advertising and marketing expenses are expensed in the year incurred. Certain advertising and marketing costs incurred by the Company are reimbursed by PepsiCo in the form of marketing support. This form of marketing support is recorded as a reduction in advertising and marketing expenses. Advertising and marketing expenses, net of support, were $24.2 million, $23.3 million and $25.0 million in 1998, 1997 and 1996, respectively.

STOCK-BASED COMPENSATION. The Company uses the intrinsic value method of accounting for its stock-based compensation arrangements.

INCOME (LOSS) PER SHARE. Basic earnings per share are based upon the weighted-average number of common shares outstanding. Diluted earnings per share assume the exercise of all options which are dilutive, whether exercisable or not. The dilutive effects of stock options are measured under the treasury stock method.

RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   DISCONTINUED OPERATIONS

     On January 30, 1998, the Company established Hussmann and Midas as independent publicly-held companies through tax-free distributions (spin-offs) to Whitman shareholders. Prior to the spin-offs, Hussmann and Midas paid Whitman $240.0 million and $194.3 million, respectively, to settle intercompany indebtedness and to pay special dividends. The spin-offs resulted in a reduction of shareholders' equity of $233.3 million.

     Combined financial information for discontinued operations in 1998 through the date of the spin-offs and for the years ended December 31, 1997 and 1996 is shown below (in millions):

                                                1998         1997        1996
                                              ---------   ---------   ---------
Sales and revenues of Hussmann and Midas      $   109.6   $ 1,692.6   $ 1,609.9
                                              =========   =========   =========
Income (loss) from discontinued operations:
Hussmann and Midas                            $    (0.5)  $    (7.5)  $    91.6
Previously discontinued operations                   --        (4.2)         --
                                              ---------   ---------   ---------
  Income (loss) from discontinued operations  $     0.5   $   (11.7)  $    91.6
                                              =========   =========   =========

     Included in the 1997 income (loss) from discontinued operations for Hussmann and Midas were special charges of $123.9 million, or $93.4 million after tax. The special charges at Hussmann primarily related to the write-off of goodwill in its U.K. operations ($26.0 million), a restructuring of the U.K. operations ($23.2 million) and a reorganization of certain manufacturing operations in the U.S ($7.1 million). The special charges at Midas principally related to its decision to franchise or close substantially all company-operated stores in the U.S. ($35.5 million), to record one-time charges for a special product return program and changes in the U.S. franchisee advertising program ($12.2 million), to record severance benefits ($7.4 million) and to reflect the impairment of certain assets ($12.5 million).

     The results of tax settlements with the IRS in 1997 for the years 1988 through 1991, which related to other previously discontinued operations, amounted to net additional tax expense of $2.9 million, which was recorded in the third quarter of 1997. During the fourth quarter of 1997, the Company recorded $1.3 million of additional tax expense resulting from the refinement of deferred tax balances related to other previously discontinued operations.

     Results from discontinued operations were reported net of income taxes of $0.1 million, $39.1 million and $56.1 million in 1998, 1997 and 1996, respectively.

3.   EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

     In January, 1998, Whitman made a tender offer for any and all of its outstanding 7.625% and 8.25% notes maturing June 15, 2015, and February 15, 2007, respectively. In connection with the tender offer, Whitman repurchased 7.625% and 8.25% notes with principal amounts of $91.0 million and $88.5 million, respectively. The Company paid total premiums in connection with the tender offer of $26.4 million and the remaining unamortized discount and issue costs related to repurchased notes were $2.1 million. The Company also repaid a term loan and notes with principal amounts of $50.0 million scheduled to mature in 1998 and 1999, notes due in 2002 with principal amounts of $50.0 million and industrial revenue bonds of $5.0 million due 2013. Costs associated with these repayments and the remaining unamortized issue costs were not significant. The Company recorded an extraordinary charge of $18.3 million, net of income tax benefits of $10.4 million, in the first quarter of 1998 related to these early extinguishments of debt.

4.   SPECIAL CHARGES

     In the third and fourth quarters of 1997, the Company recorded special charges totaling $49.3 million. Pepsi General recorded special charges of $14.8 million to consolidate the number of its domestic divisions, including reductions in staffing levels, and to write-down certain assets in its domestic and foreign operations. Special charges of $34.5 million were recorded for the Whitman corporate office, principally relating to the severance of essentially all of the Whitman corporate management and staff and for expenses associated with the spin-offs.

     The following table summarizes the accrued liabilities associated with special charges recorded during 1997, expenditures and asset writedowns through January 2, 1999, and the remaining accrued liabilities at December 31, 1997 and January 2, 1999 (in millions):

                                                                                         Pepsi       Whitman
Special charges:                                                                        General     Corporate      Total
----------------                                                                      -----------  -----------  -----------

  Employee related costs                                                              $       9.1  $      27.0  $      36.1
  Asset writedowns                                                                            4.7          0.7          5.4
  Spin-off related costs and other                                                            1.0          6.8          7.8
                                                                                      -----------  -----------   ----------
  Total                                                                                      14.8         34.5         49.3
                                                                                      -----------  -----------   ----------
Expenditures and asset writedowns:
  Employee related costs                                                                     (0.9)        (2.6)        (3.5)
  Asset writedowns                                                                           (4.7)        (0.7)        (5.4)
  Spin-off related costs and other                                                            --          (1.5)        (1.5)
                                                                                      -----------  -----------   ----------
  Total                                                                                      (5.6)        (4.8)       (10.4)
                                                                                      -----------  -----------   ----------
Accrued liabilities at December 31, 1997                                                      9.2         29.7         38.9
                                                                                      -----------  -----------   ----------
Expenditures:
  Employee related costs                                                                     (6.7)       (11.4)       (18.1)
  Spin-off related costs and other                                                           (1.0)        (5.3)        (6.3)
                                                                                      -----------  -----------   ----------
  Total                                                                                      (7.7)       (16.7)       (24.4)
                                                                                      -----------  -----------   ----------
Accrued liabilities at January 2, 1999                                                $       1.5  $      13.0  $      14.5
                                                                                      ===========  ===========  ===========

     Employee related costs include severance payments for the management and staff affected by the changes in the organizational structure, as well as other headcount reduction programs. Employee related costs also include non-cash compensation related to previously granted stock awards to key management, which have been fully vested. The total number of employees affected was approximately 125 at Pepsi General and essentially all employees at Whitman Corporate. Approximately 150 positions have been eliminated by reason of these programs.

     The accrued liabilities at January 2, 1999 are comprised of deferred severance payments and certain employee benefits. Substantially all of the amounts accrued are expected to be paid in 1999 and are classified as other current liabilities.

5.   INTEREST EXPENSE, NET

     Interest expense, net, consisted of the following (in millions):

                                              1998         1997         1996
                                            --------     --------     --------
Interest expense                            $  (46.4)    $  (69.0)    $  (68.2)
Interest income from Hussmann and Midas          1.6         23.1         23.7
Other interest income                            8.7          3.6          3.0
                                            --------     --------     --------
Interest expense, net                       $  (36.1)    $  (42.3)    $  (41.5)
                                            ========     ========     ========

     Interest income from Hussmann and Midas related to intercompany loans and advances. The related interest expense recorded by Hussmann and Midas is included in income (loss) from discontinued operations.

     The loans and advances to Hussmann and Midas were repaid to Whitman prior to the spin-offs of Hussmann and Midas on January 30, 1998. See Note 2 - "Discontinued Operations."

6.   INCOME TAXES

     Income taxes consisted of the following:

(in millions)                                1998         1997         1996
                                           --------     --------     --------
Current:
  Federal                                  $   38.2     $   33.3     $   39.0
  Non-U.S.                                       --           --           --
  State and local                               7.3          7.2          8.3
                                           --------     --------     --------
     Total current                             45.5         40.5         47.3
                                           --------     --------     --------
Deferred:
  Federal                                      22.0         (3.2)        12.8
  Non-U.S.                                     (0.6)        (0.7)        (0.3)
  State and local                               2.8          1.3          1.3
                                           --------     --------     --------
     Total deferred                            24.2         (2.6)        13.8
                                           --------     --------     --------
Total income taxes                         $   69.7     $   37.9     $   61.1
                                           ========     ========     ========

     The items which gave rise to differences between income taxes in the Consolidated Statements of Income and income taxes computed at the U.S. statutory rate are summarized below:

                                                                    1998                  1997                  1996
                                                             ------------------    -----------------     -----------------
(dollars in millions)                                         Amount       %        Amount       %        Amount       %
---------------------                                        --------    -----     --------    -----     --------    -----

Income taxes computed at the U.S. statutory rate             $   53.3     35.0     $   24.5     35.0     $   44.7     35.0
State income taxes, net of federal income tax benefit             6.6      4.3          5.6      8.0          6.2      4.9
Non-U.S. losses with no foreign tax benefits                      6.6      4.3          6.5      9.3          7.2      5.6
Non-deductible portion of amortization-intangible assets          4.4      2.9          4.3      6.2          4.5      3.5
Other items, net                                                 (1.2)    (0.7)        (3.0)    (4.3)        (1.5)    (1.2)
                                                             --------    -----     --------    -----     --------   ------
Income taxes                                                 $   69.7     45.8     $   37.9     54.2     $   61.1     47.8
                                                             ========    =====     ========    =====     ========   ======

     In 1998 and 1997, the Company settled Federal income tax audits with the IRS for the year 1992 and the years 1988 through 1991, respectively. Accruals no longer required were credited to income and are reflected in "other items, net" in the table above.

     Deferred income taxes are attributable to "temporary differences" which exist between the financial statement bases and tax bases of certain assets and liabilities and to net operating loss carryforwards. At January 2, 1999 and December 31, 1997, deferred income taxes are attributable to:

(in millions)                                                                       1998         1997
-------------                                                                     --------     --------
Deferred tax assets:
Provision for special charges and previously sold businesses                      $   13.5     $   21.5
Non-U.S. net operating loss carryforwards                                             14.7         18.8
Lease transactions                                                                    13.0         14.1
Unrealized losses on investments                                                       6.6          8.3
Pension and postretirement benefits                                                    6.2          6.2
Deferred compensation                                                                  4.8          4.5
Other                                                                                 12.7         10.9
                                                                                  --------     --------
Gross deferred tax assets                                                             71.5         84.3
Valuation allowance - Non-U.S. net operating loss carryforwards                      (13.2)       (17.8)
                                                                                  --------     --------
  Net deferred tax assets                                                         $   58.3     $   66.5
                                                                                  --------     --------
Deferred tax liabilities:
Property, plant and equipment                                                     $  (67.3)    $  (63.4)
Non-U.S. branch activity                                                             (30.4)       (20.6)
Intangible assets                                                                     (9.2)        (8.4)
Deferred state taxes                                                                  (8.4)        (6.2)
Other                                                                                (29.3)       (26.7)
                                                                                  --------     --------
  Total deferred tax liabilities                                                  $ (144.6)    $ (125.3)
                                                                                  --------     --------
     Net deferred tax liability                                                   $  (86.3)    $  (58.8)
                                                                                  ========     ========

Net deferred tax asset (liability) included in:
     Other current assets                                                         $   12.8     $   16.6
     Deferred income taxes                                                           (99.1)       (75.4)
                                                                                  --------     --------
     Net deferred tax liability                                                   $  (86.3)    $  (58.8)
                                                                                  ========     ========

     There currently is no undistributed non-U.S. income because Pepsi General's international operations have generated pretax losses since they began operations. Pretax losses from international operations were $20.6 million, $20.4 million and $21.3 million in 1998, 1997 and 1996, respectively. At January 2, 1999, estimated potential future non-U.S. income tax benefits of net operating losses were $14.7 million, for which a valuation allowance of $13.2 million has been provided. This valuation allowance reflects the uncertainty of the Company's ability to fully utilize these benefits given the limited carryforward periods permitted by the non-U.S. taxing jurisdictions. The change in the valuation allowance of $4.6 million during 1998 principally reflects the expiration of certain net operating losses and changes in non-U.S. tax rates, offset by allowances provided on international losses incurred during 1998.

7.   DEBT

     Debt at January 2, 1999 and December 31, 1997 consisted of the following:

(in millions)                                                                                       1998         1997
                                                                                                ----------    ----------

6.25% to 6.90% notes due 2000 and 2005                                                          $    136.5    $    136.5
7.5% notes due 2003                                                                                  125.0         125.0
7.29% and 7.44% notes due 2026 ($100 million and $25 million due 2004 and 2008,
  respectively, at option of note holder)                                                            125.0         125.0
6.5% notes due 2006                                                                                  100.0         100.0
7.625% notes due 2015                                                                                  9.0         100.0
8.25% notes due 2007                                                                                  11.5         100.0
7.5% notes due 2001                                                                                   75.0          75.0
Notes due 2002, effective interest rate 6.2%                                                            --          50.0
Term loan and note due 1998 through 1999, effective interest rates 6.5% to 6.9%                         --          50.0
Russian revolving credit borrowings, effective interest rate 6.3%                                     23.5          25.0
Various other debt                                                                                     0.1           5.1
                                                                                                ----------    ----------
  Total debt                                                                                         605.6         891.6
Less:  Amount classified as short-term debt                                                             --         282.5
       Unamortized discount                                                                            2.0           4.4
                                                                                                ----------    ----------
Total long-term debt                                                                            $    603.6    $    604.7
                                                                                                ==========    ==========

     The Company maintains a $200 million commercial paper program and also has $300 million available under a contractual revolving credit facility for necessary borrowings or as backup lines for the Company's commercial paper program. The interest rates on the revolving credit facility, expiring in 2000, are based primarily on the London Interbank Offered Rate ("LIBOR"). There were no borrowings under the revolving credit facility at either January 2, 1999 or December 31, 1997. Fees payable on the unused portion of such commitments were not material.

     Pepsi General, in connection with its Russian operations, has a contractual revolving credit facility which permits it to borrow up to $35 million. Each borrowing under the facility has an initial expiration of up to 360 days. Interest rates on the facility are floating, based on LIBOR. Borrowings under the facility totaled $23.5 million at January 2, 1999, and are expected to be renewed when they expire.

     During January,  1998, the Company extinguished certain  indebtedness.  See
Note 3 - "Extraordinary Loss on Early Extinguishment of Debt."

     The amounts of long-term debt are scheduled to mature as follows:

                                            Amount
                     Year               (in millions)
                     ----               -------------

                     2000                $    75.5
                     2001                $    75.0
                     2002                       --
                     2003                $   125.0

     The Company has pledged certain buildings as collateral for various long-term loan agreements. The net book value of such assets was not material at January 2, 1999. Certain of the Company's financing arrangements contain a restriction requiring the maintenance of a specific financial ratio related to interest coverage. The Company is in compliance with this debt covenant.

8.   FINANCIAL INSTRUMENTS

     The Company has used derivative financial instruments to manage its interest rate risk. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations with commercial and investment banks without the exchange of the underlying notional amounts.

     The notional amounts related to the Company's interest rate swap transactions were $40 million as of December 31, 1996. The contracts underlying these transactions expired during 1997. No such transactions were entered into during 1998.

     At January 2, 1999, the Company had $23.5 million in floating rate debt exposure. Substantially all of the floating rate exposure is related to six month LIBOR rates. If the six month LIBOR rates changed by 50 basis points (0.50 percent), the Company's 1998 interest expense related to the floating rate debt outstanding during 1998 would have changed by $0.1 million.

     As of the end of each of the last two years, the Company had no deferred gains or losses related to terminated interest rate swap agreements.

     The fair market value of the Company's floating rate debt as of January 2, 1999 approximated its carrying value. The Company's fixed rate debt had a carrying value of $580.0 million and an estimated fair market value of $603.6 million at January 2, 1999. The fair market value of the fixed rate debt was based on quotes from financial institutions for instruments with similar characteristics or upon discounting future cash flows.

9.   PENSION AND OTHER POSTRETIREMENT PLANS

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

     Net periodic pension cost for 1998, 1997 and 1996 included the following components:

(in millions)                                 1998         1997         1996
                                            -------      -------      -------

Service cost                                $   3.5      $   3.4      $   3.3
Interest Cost                                   6.6          6.5          6.1
Expected return on plan assets                 (8.0)        (7.2)        (6.6)
Amortization of actuarial loss                 (0.3)         0.1          0.1
Amortization of transition asset               (0.2)        (0.2)        (0.2)
Amortization of prior service cost              0.9          0.8          0.8
                                            -------      -------      -------
Net periodic pension cost                   $   2.5      $   3.4      $   3.5
                                            =======      =======      =======

     The following tables outline the changes in benefit obligations and fair values of plan assets for the Company's pension plans and reconciles the pension plans' funded status to the amounts recognized in the Company's balance sheets as of January 2, 1999 and December 31, 1997:

(in millions)                                              1998         1997
                                                         --------     --------

Benefit obligation at beginning of year                  $   98.5     $   86.4
Service cost                                                  3.5          3.4
Interest cost                                                 6.6          6.5
Amendments                                                    0.1          0.1
Actuarial loss                                                3.7          5.7
Plan merger                                                    --          1.2
Benefits paid                                                (6.1)        (4.8)
                                                         --------     --------
Benefit obligation at end of year                        $  106.3     $   98.5
                                                         ========     ========

Fair value of plan assets at beginning of year           $  103.0     $   83.7
Actual return on plan assets                                  3.3         21.8
Plan merger                                                    --          1.0
Employer contributions                                        1.7          1.3
Benefits paid                                                (6.1)        (4.8)
                                                         --------     --------
Fair value of plan assets at end of year                 $  101.9     $  103.0
                                                         ========     ========

Funded status                                            $   (4.4)    $    4.5
Unrecognized net actuarial loss                              (0.4)        (9.1)
Unrecognized prior service cost                               4.2          4.9
Unrecognized transition asset                                (0.6)        (0.8)
                                                         --------     --------
Net amount recognized                                    $   (1.2)    $   (0.5)
                                                         ========     ========

     Net amounts recognized in the balance sheets consist of:

(in millions)                                              1998         1997
                                                         --------     --------
Prepaid pension cost                                     $    2.4     $    2.7
Accrued pension liability                                    (6.1)        (3.7)
Intangible asset                                              2.5          0.5
                                                         --------     --------
Net amount recognized                                    $   (1.2)    $   (0.5)
                                                         ========     ========

     The Company uses September 30 as the measurement date for plan assets and obligations. Pension costs are funded in amounts not less than minimum levels required by regulation. The principal economic assumptions used in the determination of net periodic pension cost and benefit obligations were as follows:

Net periodic pension cost:                           1998       1997       1996
                                                     ----       ----       ----

Discount rates                                       7.0%       7.5%       7.5%
Expected long-term rates of return on assets         9.5%       9.5%       9.5%
Rates of increase in future compensation levels      4.5%       5.0%       5.0%

Benefit obligation:                                  1998       1997
                                                     ----       ----

Discount rates                                       6.5%       7.0%
Rates of increase in future compensation levels      4.0%       4.5%


     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $29.4 million, $27.5 million and $22.2 million as of January 2, 1999 and $5.2 million, $3.5 million and zero as of December 31, 1997.

Company-sponsored defined contribution plans. Substantially all U.S. salaried employees and certain U.S. hourly employees participate in voluntary, contributory defined contribution plans to which the Company makes partial matching contributions. Company contributions to these plans amounted to $5.1 million, $5.6 million and $5.5 million in 1998, 1997 and 1996, respectively.

Multi-employer pension plans. The Company's subsidiaries participate in a number of multi-employer pension plans, which provide benefits to certain union employee groups of the Company. Amounts contributed to the plans totaled $3.1 million, $2.8 million and $2.5 million in 1998, 1997 and 1996, respectively.

Post-retirement benefits other than pensions. The Company provides substantially all former U.S. salaried employees who retired prior to July 1, 1989 and certain other employees in the U.S. with certain life and health care benefits. U.S. salaried employees retiring after July 1, 1989 generally are required to pay the full cost of these benefits. Eligibility for these benefits varies with the employee's classification prior to retirement. Benefits are provided through insurance contracts or welfare trust funds. The insured plans generally are financed by monthly insurance premiums and are based upon the prior year's experience. Benefits paid from the welfare trust are financed by monthly deposits which approximate the amount of current claims and expenses. The Company has the right to modify or terminate these benefits.

     Net periodic cost of post-retirement benefits other than pensions for 1998, 1997 and 1996 amounted to $0.1 million, $0.2 million and $0.4 million, respectively. The Company's post-retirement life and health benefits are not funded. The unfunded accrued post-retirement benefits amounted to $15.3 million at January 2, 1999, and $15.7 million at December 31, 1997.

Multi-employer   post-retirement  medical  and  life  insurance.  The  Company's subsidiaries participate in a number of multi-employer plans which provide health care and survivor benefits to union employees during their working lives and after retirement. Portions of the benefit contributions, which cannot be disaggregated, related to post-retirement benefits for plan participants. Total amounts charged against income and contributed to the plans (including benefit coverage during their working lives) amounted to $5.1 million, $4.0 million and $3.7 million in 1998, 1997 and 1996, respectively.

10.  LEASES

     At January 2, 1999, annual minimum rental payments required under operating leases that have initial noncancelable terms in excess of one year were $10.4 million, $9.0 million, $6.3 million, $2.6 million, $1.4 million and $0.7 million in 1999, 2000, 2001, 2002, 2003 and thereafter, respectively.

     Total rent expense applicable to operating leases amounted to $15.3 million, $14.7 million and $14.1 million in 1998, 1997 and 1996, respectively. A majority of the Company's leases provide that the Company pays taxes, maintenance, insurance and certain other operating expenses.

11.  STOCK OPTIONS AND SHARES RESERVED

     The Company's Stock Incentive Plan (the "Plan"), originally approved by shareholders in 1982 and subsequently amended from time to time, provides for granting incentive stock options, nonqualified stock options, related stock appreciation rights (SARs), restricted stock awards, and performance awards or any combination of the foregoing. Generally, outstanding nonqualified stock options are exercisable during a ten-year period beginning one to three years after the date of grant. All options were granted at fair market value at the date of grant. There are currently no outstanding stock appreciation rights.

     In January, 1998, the Company issued 92,400 options to certain Whitman and Pepsi General employees to purchase Whitman common stock at a price of $25.03 per share. The Black Scholes valuation for these options was $5.64. In addition, the Company issued 319,700 options to employees of Hussmann and Midas. As a result of the spin-offs, options to purchase Whitman common stock held by Hussmann and Midas employees were forfeited and new options to purchase shares of the separate companies were issued to employees of each respective company. The total number of options forfeited, including options granted in January, 1998, were 3,041,268, of which 889,793 were exercisable. The remaining option agreements were modified to adjust the number of shares and relevant exercise prices pursuant to an IRS formula.

     No cash or other consideration was issued to employees and the aggregate intrinsic value of each option immediately after the spin-offs was not greater than the aggregate intrinsic value of each option immediately before the spin-offs. Further, the ratio of the exercise price for each option to the market value per share was not reduced, and the vesting provisions and option period of each original grant remained the same. Accordingly, no new measurement date was established relative to the forfeited options.

     Changes in options outstanding are summarized as follows:

                                                                            Options Outstanding
                                                   ---------------------------------------------------------------------
                                                                                 Range of               Weighted-Average
                                                       Options                Exercise Prices            Exercise Price
                                                   ---------------            ---------------           ----------------

Balance, January 1, 1996                               5,601,765              $10.29 - $19.44                $14.10
                                                      ----------
Granted                                                2,408,600               22.66 -  25.31                 25.27
Exercised or surrendered for SARs                     (1,174,244)              10.29 -  18.25                 13.36
Recaptured or terminated                                 (29,034)              15.69 -  25.31                 22.07
                                                      ----------
Balance, December 31, 1996                             6,807,087               11.23 -  25.31                 18.15
                                                      ----------
Granted                                                2,244,300               23.06 -  27.81                 23.13
Exercised or surrendered for SARs                       (912,426)              11.23 -  25.31                 10.80
Recaptured or terminated                                (123,734)              18.25 -  25.31                 12.43
                                                      ----------
Balance, December 31, 1997                             8,015,227               11.23 -  27.81                 19.81
                                                      ----------
Activity prior to the spin-offs:
  Granted                                                412,100               25.03 -  25.99                 25.40
  Exercised or surrendered for SARs                     (590,471)              11.23 -  25.31                 13.66
  Recaptured or terminated                            (3,041,268)              11.23 -  26.22                 22.36
Adjustment due to the spin-offs                        2,850,486
Balance, upon the spin-offs                            7,646,074                7.04 -  17.44                 11.89
Activity subsequent to the spin-offs:
  Granted                                                957,600               15.84 -  22.66                 17.30
  Exercised or surrendered for SARs                   (1,487,026)               7.04 -  15.88                 10.31
  Recaptured or terminated                              (234,727)              11.45 -  19.53                 15.11
                                                      ----------
Balance, January 2, 1999                               6,881,921                7.04 -  22.66                 13.21
                                                      ==========

     The number of options exercisable at January 2, 1999 was 4,768,922, with a weighted-average exercise price of $11.97, compared with options exercisable of 4,442,759 at December 31, 1997 and 3,577,553 at December 31, 1996 with weighted-average exercise prices of $16.76 and $13.52, respectively. At January 2, 1999, there were 4,747,733 shares available for future grants, primarily provided for by the adoption of the Revised Stock Incentive Plan in November, 1997. The following table summarizes information regarding stock options outstanding and exercisable at the end of 1998:

                                           Options Outstanding                                 Options Exercisable
                           ----------------------------------------------------      -------------------------------------
                                           Weighted-Average
   Range of                  Options        Remaining Life     Weighted-Average        Options            Weighted-Average
Exercise Prices            Outstanding        (in years)        Exercise Price       Exercisable           Exercise Price
---------------            -----------     ----------------    ----------------      -----------          ----------------

$ 7.04 - $12.19              2,624,949            4.3              $   9.23           2,624,949               $   9.23
$14.21 - $17.44              3,965,972            8.1                 15.35           2,143,973                  15.33
$19.53 - $22.66                291,000            9.4                 20.03                  --                     --
                             ---------                                                ---------
Total Options                6,881,921            6.7                 13.21           4,768,922                  11.97
                             =========                                                =========

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" requires, among other items, the Company to disclose either in the Consolidated Statements of Income or in the Notes to the Consolidated Financial Statements an estimate of the cost of stock options granted to employees. The Company has elected to continue to account for stock options granted to employees in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25. However, using the Black-Scholes model and the following assumptions, the estimated fair values at the dates of grant of options in 1998 (prior to the spin-offs of Hussmann and Midas), 1997 and 1996 were $5.64, $5.62 and $5.72, respectively. The weighted-average estimated fair values of options granted in 1998 subsequent to the spin-offs was $5.01.

                                                    Options
                                                    Granted
                                                     After
                                                   Spin-Offs                    Options Granted Before Spin-Offs
                                                   ---------           -----------------------------------------------
                                                     1998                1998               1997                1996
                                                   ---------           ---------         ---------           ---------

Risk-free interest rate                               4.7%                5.3%               6.2%                6.5%
Expected dividend yield                               1.0%                1.9%               1.7%                1.9%
Expected volatility                                  27.2%               19.8%              16.0%               16.7%
Estimated lives of options (in years)                 5.0                 5.0                5.0                 5.0

     Based upon the above assumptions, the Company's pro forma net income (loss) and income (loss) per share would have been:

                                                                         1998                1997               1996
                                                                       --------            --------           --------

Pro forma net income (loss) (in millions):
     Income from continuing operations                                 $   59.8            $   13.5           $   46.5
     Income (loss) from discontinued operations                             2.4               (14.5)              90.1
     Extraordinary loss on early extinguishment of debt                   (18.3)                 --                 --
                                                                       --------            --------           --------
     Net income (loss)                                                 $   43.9            $   (1.0)          $  136.6
                                                                       ========            ========           ========
Pro forma income (loss) per share - basic:
     Continuing operations                                             $   0.59            $   0.13           $   0.44
     Discontinued operations                                               0.02               (0.14)              0.86
     Extraordinary loss on early extinguishment of debt                   (0.18)                 --                 --
                                                                       --------            --------           --------
     Net income (loss)                                                 $   0.43            $  (0.01)          $   1.30
                                                                       ========            ========           ========
Pro forma income (loss) per share - diluted:
     Continuing operations                                             $   0.58            $   0.13           $   0.44
     Discontinued operations                                               0.02               (0.14)              0.85
     Extraordinary loss on early extinguishment of debt                   (0.18)                 --                 --
                                                                       --------            --------           --------
     Net income (loss)                                                 $   0.42            $  (0.01)          $   1.29
                                                                       ========            ========           ========

     Options granted in 1998, 1997 and 1996 vest equally each year over a three year period. As a result, the estimated costs indicated above reflect only a partial vesting of such options and do not consider the pro forma costs for options granted before 1995. If full vesting were assumed, the estimated pro forma compensation costs for each year would have been higher than indicated above.

     The Company granted 233,600 and 271,700 restricted shares of stock at a weighted-average fair value (at the dates of grant) of $23.06 and $25.25 in 1997 and 1996, respectively, to key members of management. No restricted shares were granted in 1998. Holders of restricted shares of Whitman common stock received shares of Hussmann and Midas in the spin-offs, free of restrictions. A total of 132,707 Whitman restricted shares were forfeited by Hussmann and Midas executives, which were subsequently replaced by restricted shares of equivalent value in each respective company.

     The Company recognized compensation expense in S,G&A of $0.7 million, $2.8 million and $1.7 million in 1998, 1997 and 1996, which included $0.3 million in 1998 associated with the dividend of Hussmann and Midas shares. Compensation expense recorded in discontinued operations related to these grants was $0.7 million, $2.7 million and $1.2 million in 1998, 1997 and 1996, respectively, which included $1.3 million in 1998 related to the dividend of Hussmann and Midas shares, offset by the recapture of previously recorded expense of $0.6 million related to forfeited Whitman shares. On January 1, 1999, holders of 82,871 restricted shares of Whitman common stock received their shares free of restrictions, which resulted in a charge of $0.3 million in 1998.

12.  SHAREHOLDER RIGHTS PLAN

     In 1989, the Company adopted a Shareholder Rights Plan and declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, without par value, of the Company. The Rights expired on January 30, 1999.

13.  PEPSI GENERAL NON-VOTING PREFERRED STOCK

     In December, 1997, Whitman issued 794,115 shares of its common stock valued at $20.4 million to an affiliate of PepsiCo, Inc. ("PepsiCo") in exchange for 2,025 shares of non-voting preferred stock of Pepsi General (including accrued dividends). The non-voting preferred stock held by PepsiCo had been classified as a component of minority interest. The accounting treatment was for Whitman to record the 2,025 shares of non-voting preferred stock as an investment in its subsidiary, Pepsi General, which is eliminated in consolidation. There was no gain or loss on this transaction.

14.  SUPPLEMENTAL CASH FLOW INFORMATION

     Net cash provided by continuing operations reflects cash payments and cash receipts as follows:

(in millions)                               1998         1997         1996
                                          --------     --------     --------

Interest paid                             $   51.4     $   68.8     $   67.0
Interest received                              8.3          3.3          2.8
Income taxes paid                             23.3         53.8         68.9
Income tax refunds                             1.3         11.2          5.7

     The Company also received interest from Hussmann and Midas related to their intercompany account balances. Net interest received from Hussmann and Midas was $1.6 million, $23.1 million and $23.7 million in 1998, 1997 and 1996, respectively.

     On December 31, 1996, the Company acquired the St. Petersburg, Russia franchise from PepsiCo. Due to the two month time lag in financial reporting by the Company's international operations, this acquisition was reported in the first quarter of 1997. The total cost of this acquisition was $20.2 million (fair value of assets acquired of $23.5 million, net of assumed liabilities, excluding long-term debt, of $3.3 million), which was net of acquired cash of $2.3 million and included $15.7 million of long-term debt assumed. The acquisition was accounted for as a purchase, and the operating results include the acquisition from the date of purchase. There were no other significant acquisitions in 1998, 1997 or 1996.

     Common stock issuances for other acquisitions in 1996 in the Consolidated Statements of Shareholders' Equity were related to discontinued operations.

15.  ENVIRONMENTAL AND OTHER CONTINGENCIES

     The Company is subject to certain indemnification obligations under agreements with previously sold subsidiaries for potential environmental liabilities. There is significant uncertainty in assessing the Company's share of the potential liability for such claims. The assessment and determination for cleanup at the various sites involved is inherently speculative during the early stages, and the Company's share of related costs is subject to various factors, including possible insurance recoveries and the allocation of liabilities among many other potentially responsible and financially viable parties.

     The Company's largest environmental exposure has been and continues to be the remedial action required at a facility in Portsmouth, Virginia for which the Company has an indemnity obligation. This is a superfund site which the U.S. Environmental Protection Agency required be remediated at an estimated cost of $31 million. Through 1998, the Company had spent an estimated $16.3 million (net of $3.1 million of recoveries from other responsible parties) for remediation of the Portsmouth site (consisting principally of soil treatment and removal) and expects to incur an estimated $9 million to complete the remediation over the next one to two years. The reduction in the total cost for this site from the preliminary estimate is attributable primarily to improved technology and remediation techniques.

     Although the Company has indemnification obligations for environmental liabilities at a number of other sites, including several superfund sites, it is not anticipated that the expense involved at any specific site would have a material effect on the Company. In the case of the other superfund sites, the volumetric contribution for which the Company has an obligation has been estimated and other large, financially viable parties are responsible for all or most of the remainder.

     At January 2, 1999, the Company had $24.3 million accrued to cover potential environmental liabilities, which excludes possible insurance recoveries and is determined on an undiscounted cash flow basis. Based on the latest evaluations from outside advisors and consultants, the Company believes the upper end of the range for its potential future environmental liabilities is approximately $15 million higher than the current accrued balance. During 1998, the Company recorded recoveries of $11.3 million from insurance companies and other responsible parties related to these environmental liabilities, a portion of which will be received in future periods. Receivables from such recoveries were included as assets on the Company's balance sheets.

     These estimated liabilities include expenses for the remediation of identified sites, payments to third parties for claims and expenses, and the expenses of on-going evaluations and litigation. The estimates are based upon the judgments of outside consultants and experts and their evaluations of the characteristics and parameters of the sites, including results from field inspections, test borings and water flows. Their estimates are based upon the use of current technology and remediation techniques, and do not take into consideration any inflationary trends upon such claims or expenses, nor do they reflect the possible benefits of continuing improvements in remediation methods. The accruals also do not provide for any claims for environmental liabilities or other potential issues which may be filed against the Company in the future.

     The Company also has other contingent liabilities from various pending claims and litigation on a number of matters, including indemnification claims under agreements with previously sold subsidiaries for products liability and toxic torts. The ultimate liability for these claims, if any, cannot be determined. In the opinion of management, and based upon information currently available, the ultimate resolution of these claims and litigation, including potential environmental exposures, and considering amounts already accrued, will not have a material effect on the Company's financial condition or the results of operations. While additional claims and liabilities may develop and may result in additional charges to income, principally through discontinued operations, the Company does not believe that such charges, if any, would have a material effect upon the Company's financial condition or the results of operations.

     Existing environmental liabilities associated with the Company's continuing operations are not material.

16.  SEGMENT REPORTING

     Selected financial information related to the Company's business segments is shown below:

                                                                        Sales                            Operating Income
                                                             ------------------------------      -------------------------------
(in millions)                                                  1998       1997       1996          1998        1997       1996
                                                             --------   --------   --------      --------    --------   --------

Domestic                                                     $1,551.5   $1,464.0   $1,451.1      $  232.0    $  200.3   $  224.4
International                                                    83.5       93.5       50.3         (17.2)      (18.7)     (12.1)
                                                             --------   --------   --------      --------    --------   --------
   Total before corporate administrative expenses            $1,635.0   $1,557.5   $1,501.4         214.8       181.6      212.3
                                                             ========   ========   ========
Corporate administrative expenses                                                                   (11.0)      (51.4)     (17.5)
                                                                                                 --------    --------   --------
   Total operating income                                                                           203.8       130.2      194.8
Interest expense, net                                                                               (36.1)      (42.3)     (41.5)
Other expense, net                                                                   `              (15.5)      (18.0)     (25.6)
                                                                                                 --------    --------   --------
   Pretax income                                                                                 $  152.2    $   69.9   $  127.7
                                                                                                 ========    ========   ========

                                                                        Depreciation and
                                      Identifiable Assets                 Amortization                  Capital Investments
                                ------------------------------   ------------------------------   ------------------------------
(in millions)                     1998       1997       1996       1998       1997       1996       1998       1997       1996
                                --------   --------   --------   --------   --------   --------   --------   --------   --------

Domestic                        $1,167.2   $1,005.0   $  979.7   $   68.1   $   64.5   $   62.5   $  132.6   $   71.5   $   77.1
International                      142.3      127.1       97.7        7.0        5.9        4.0       26.3       11.8        9.8
                                --------   --------   --------   --------   --------   --------   --------   --------   --------
   Total Pepsi General           1,309.5    1,132.1    1,077.4       75.1       70.4       66.5      158.9       83.3       86.9
Corporate and other
   assets                          259.8      233.9      227.8        2.6        3.4        8.7        0.2        0.1        0.3
                                                                 --------   --------   --------   --------   --------   --------
Net assets of companies
    held for disposition              --      663.7      775.4
                                --------   --------   --------
   Total assets                 $1,569.3   $2,029.7   $2,080.6   $   77.7   $   73.8   $   75.2   $  159.1   $   83.4   $   87.2
                                ========   ========   ========   ========   ========   ========   ========   ========   ========


     Operating income is exclusive of net interest expense, other miscellaneous income and expense items, and income taxes. During the third and fourth quarters of 1997, the Company recorded special charges of $49.3 million (see Note 4 "Special Charges"). These charges reduced the reported operating income for the domestic and international operations of Pepsi General by $11.1 million and $3.7 million, respectively, in 1997. In addition, corporate administrative expenses in 1997 included special charges of $34.5 million. Other expense, net, in 1996 included an $8.7 million charge, principally related to asset writedowns at Pepsi General's joint venture in Poland. Foreign currency losses were $1.7 million in 1998, including $1.4 million associated with the Russia operations, and were included in other expenses, net. Foreign currency gains or losses in 1997 and 1996 were not significant. There were no sales between geographical areas or export sales. Sales to any single customer and sales to domestic or non-U.S. governments were individually less than ten percent of consolidated sales.

     Equity in net losses and net assets of the Company's international operations amounted to $20.6 million and $95.0 million, respectively, in 1998, $20.4 million and $67.9 million in 1997 and $21.3 million and $74.0 million in 1996.

     Corporate and other assets are principally cash and equivalents, investments, property and miscellaneous other assets, including $91.6 million, $92.1 million and $94.3 million of real estate investments as of fiscal year end 1998, 1997 and 1996, respectively.

17.  TRANSACTIONS WITH PEPSICO

     Pepsi General is a licensed producer and distributor of PepsiCo carbonated soft drinks and other non-alcoholic beverages. Pepsi General purchases concentrate from PepsiCo to be used in the production of these carbonated soft drinks and other non-alcoholic beverages.

     PepsiCo and Pepsi General share a business objective of increasing availability and consumption of PepsiCo's brands. Accordingly, PepsiCo provides Pepsi General with various forms of marketing support to promote PepsiCo's brands. This support covers a variety of initiatives, including market place support, marketing programs, marketing equipment investment and related program support and shared media expense. PepsiCo and Pepsi General each record their share of the cost of marketing programs in their financial statements. Based on the objectives of the programs and initiatives, marketing support is recorded as an adjustment to net sales or a reduction of selling, general and administrative expenses. Support related to marketing equipment programs is recognized when the equipment is received and placed into service. There are no conditions or requirements which could result in the repayment of any support payments received by Pepsi General.

     Pepsi General manufactures and distributes fountain products and provides fountain equipment service to PepsiCo customers in certain territories in accordance with various agreements. There are other products which Pepsi General produces and/or distributes through various arrangements with PepsiCo or partners of PepsiCo. Pepsi General purchases concentrate from the Lipton Tea Partnership and finished goods from the North American Coffee Partnership. Pepsi General pays a royalty fee to PepsiCo for the use of the Aquafina trademark.

     The Consolidated Statements of Income include the following income and (expense) transactions with PepsiCo:

                                                                1998           1997           1996
                                                              -------        -------        -------

     Net sales                                                $  33.7        $  35.2        $  33.7
     Cost of goods sold                                        (288.3)        (266.9)        (242.5)
     Selling, general and administrative expenses                41.3           23.1           24.0

18.  SELECTED QUARTERLY FINANCIAL DATA
     (unaudited and in millions, except for earnings per share)

                                                            First         Second         Third         Fourth        Fiscal
                                                           Quarter       Quarter        Quarter       Quarter         Year
                                                         ----------    ----------    ----------     ----------    ----------

1998:
-----
Sales                                                    $    352.0    $    408.9    $    475.0     $    399.1    $  1,635.0
                                                         ----------    ----------    ----------     ----------    ----------
Gross profit                                             $    133.1    $    153.5    $    177.3     $    146.6    $    610.5
                                                         ----------    ----------    ----------     ----------    ----------
Income from continuing operations                        $      8.1    $     16.4    $     26.2     $     11.8    $     62.5
Loss from discontinued operations                              (0.5)           --            --             --          (0.5)
Extraordinary loss on early extinguishment of debt            (18.3)           --            --             --         (18.3)
                                                         ----------    ----------    ----------     ----------    ----------
Net income (loss)                                        $    (10.7)   $     16.4    $     26.2     $     11.8    $     43.7
                                                         ==========    ==========    ==========     ==========    ==========
Weighted average common shares:
  Basic                                                       101.0         101.4         101.2          100.9         101.1
  Incremental effect of stock options                           1.7           1.8           1.5            1.7           1.8
                                                         ----------    ----------    ----------     ----------    ----------
  Diluted                                                     102.7         103.2         102.7          102.6         102.9
                                                         ==========    ==========    ==========     ==========    ==========
Income (loss) per share - basic:
  Continuing operations                                  $     0.08    $     0.16    $     0.26     $     0.12    $     0.62
  Discontinued  operations                                    (0.01)           --            --             --         (0.01)
  Extraordinary loss on early extinguishment of debt          (0.18)           --            --             --         (0.18)
                                                         ----------    ----------    ----------     ----------    ----------
  Net income (loss)                                      $    (0.11)   $     0.16    $     0.26     $     0.12    $     0.43
                                                         ==========    ==========    ==========     ==========    ==========
Income (loss) per share - diluted:
  Continuing operations                                  $     0.08    $     0.16    $     0.26     $     0.12    $     0.61
  Discontinued operations                                        --            --            --             --         (0.01)
  Extraordinary loss on early extinguishment of debt          (0.18)           --            --             --         (0.18)
                                                         ----------    ----------    ----------     ----------    ----------
  Net income (loss)                                      $    (0.10)   $     0.16    $     0.26     $     0.12    $     0.42
                                                         ==========    ==========    ==========     ==========    ==========
1997:
-----
Sales                                                    $    333.5    $    392.5    $    452.9     $    378.6    $  1,557.5
                                                         ----------    ----------    ----------     ----------    ----------
Gross profit                                             $    126.7    $    148.9    $    169.8     $    139.5    $    584.9
                                                         ----------    ----------    ----------     ----------    ----------
Income (loss) from continuing operations                 $      5.8    $     11.2    $     14.1     $    (15.3)   $     15.8
Income (loss) from discontinued operations                      9.7          22.5         (47.9)           4.0         (11.7)
                                                         ----------    ----------    ----------     ----------    ----------
Net income (loss)                                        $     15.5    $     33.7    $    (33.8)    $    (11.3)   $      4.1
                                                         ==========    ==========    ==========     ==========    ==========
Weighted average common shares:
  Basic                                                       102.2         101.6         101.5          101.2         101.6
  Incremental effect of stock options                           1.1           1.1           1.3             --           1.3
                                                         ----------    ----------    ----------     ----------    ----------
  Diluted                                                     103.3         102.7         102.8          101.2         102.9
                                                         ==========    ==========    ==========     ==========    ==========
Income (loss) per share - basic:
  Continuing operations                                  $     0.06    $     0.11    $     0.14     $    (0.15)   $     0.16
  Discontinued operations                                      0.09          0.22         (0.47)          0.04         (0.12)
                                                         ----------    ----------    ----------     ----------    ----------
  Net income (loss)                                      $     0.15    $     0.33    $    (0.33)    $    (0.11)   $     0.04
                                                         ==========    ==========    ==========     ==========    ==========
Income (loss) per share - diluted:
  Continuing operations                                  $     0.06    $     0.11    $     0.14     $    (0.15)   $     0.15
  Discontinued operations                                      0.09          0.22         (0.47)          0.04         (0.11)
                                                         ----------    ----------    ----------     ----------    ----------
  Net income (loss)                                      $     0.15    $     0.33    $    (0.33)    $    (0.11)   $     0.04
                                                         ==========    ==========    ==========     ==========    ==========


     The sum of earnings per share for the quarters may not equal the fiscal year amount due to rounding or to changes in the average shares outstanding during the period.

     Due to the loss from continuing operations in the fourth quarter of 1997, no potential common shares were included in the computation of average diluted shares. The effect of potential common shares, assuming they were not anti-dilutive, would have resulted in average diluted shares of 102.6 million.

     (unaudited and in millions, except for earnings per share)

     In 1997, the Company recorded special charges of $49.3 million related to the restructuring of Pepsi General's organization, the severance of essentially all of the Whitman Corporate management and staff, and expenses associated with the spin-offs of Hussmann and Midas (see Note 4, Special Charges). These charges reduced operating income for domestic and international operations of Pepsi General by $11.1 million and $3.7 million, respectively.

                                                                    Third              Fourth            Fiscal
                                                                   Quarter             Quarter            Year
                                                                  ----------         ----------        ----------

Effect of special charges after taxes and minority interest:
     Continuing operations                                        $     (7.5)        $    (24.1)       $    (31.6)
     Discontinued operations                                           (76.0)             (17.4)            (93.4)
                                                                  ----------         ----------        ----------
     Net income                                                   $    (83.5)        $    (41.5)       $   (125.0)
                                                                  ==========         ==========        ==========
Income (loss) per share - basic:
     Continuing operations                                        $    (0.07)        $    (0.24)       $    (0.31)
     Discontinued operations                                           (0.75)             (0.17)            (0.92)
                                                                  ----------         ----------        ----------
     Net income                                                   $    (0.82)        $    (0.41)       $    (1.23)
                                                                  ==========         ==========        ==========
Income (loss) per share - diluted:
     Continuing operations                                        $    (0.07)        $    (0.24)       $    (0.31)
     Discontinued operations                                           (0.74)             (0.17)            (0.91)
                                                                  ----------         ----------        ----------
     Net income                                                   $    (0.81)        $    (0.41)       $    (1.22)
                                                                  ==========         ==========        ==========

19.  PROPOSED NEW BUSINESS RELATIONSHIP WITH PEPSICO (unaudited)

     On January 25, 1999, the Board of Directors of the Company approved a new business relationship with PepsiCo. As part of the Contribution and Merger Agreement (the "Agreement") with PepsiCo and Heartland Territories Holdings, Inc. ("New Whitman"), PepsiCo will contribute certain assets of several domestic franchise territories to New Whitman and the Company will merge with New
Whitman. Contributed territories include Cleveland, Ohio, Dayton, Ohio, Indianapolis, Indiana, St. Louis, Missouri and southern Indiana. The Agreement is subject to shareholder approval. In addition, the Agreement provides for Pepsi General to sell to PepsiCo its operations in Marion, Virginia, Princeton, West Virginia and the St. Petersburg area of Russia. In turn, Pepsi General will acquire PepsiCo's international operations in Hungary, the Czech Republic, Slovakia and the balance of Poland. New Whitman will incur debt obligations of approximately $300 million.

     Under the Agreement, New Whitman will issue 54 million shares of common stock to PepsiCo and PepsiCo will transfer its 20 percent interest in Pepsi General to New Whitman. Together with shares previously owned, PepsiCo will then hold approximately 38 percent of New Whitman's common stock. In addition, the Agreement requires New Whitman to repurchase up to 16 million shares, or $400 million of its common stock, whichever is less, during the 12 month period subsequent to the close of the transaction. PepsiCo has agreed not to sell its shares into this repurchase program, which would result in PepsiCo holding nearly 40 percent of New Whitman's common stock. Through March 23, 1999, the Company had repurchased 11.6 million shares of its common stock in 1999, at a total cost of $221.4 million, in partial satisfaction of this obligation. PepsiCo has agreed that such repurchases may be used to reduce New Whitman's repurchase commitments.

     On March 19, 1999, Pepsi General completed the sale to PepsiCo of the franchises in Marion, Virginia and Princeton, West Virginia. The sale of the franchise in Russia is expected to be completed by the end of the first quarter of 1999. During the second quarter of 1999, the Company expects to receive the domestic and international territories it will acquire from PepsiCo upon consummation of the Merger of Whitman and New Whitman contemplated by the Agreement. The transactions will be accounted for by the purchase method. Accordingly, the results of operations of the territories to be contributed by or acquired from PepsiCo will be included with those of New Whitman for periods subsequent to the date of contribution/acquisition.

     See Unaudited Pro Forma Combined Financial Information for New Whitman on the following pages.

                                   NEW WHITMAN



               UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION



                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K


                        FISCAL YEAR ENDED JANUARY 2, 1999

                                   NEW WHITMAN

               UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

     The unaudited pro forma financial information should be read in conjunction with the MD&A and consolidated financial statements and accompanying notes of Whitman contained elsewhere in this Form 10-K.

     The pro forma combined balance sheet gives effect to the following items assuming they occurred as of Whitman's fiscal year end:

     - The sale by Pepsi General of bottling operations and respective assets and liabilities of the franchise territories located in Marion, Virginia, Princeton, West Virginia, and the St. Petersburg area of Russia to PepsiCo in exchange for $117.8 million;

     - The acquisition by New Whitman of the bottling operations and the respective assets and liabilities of the franchise territories located in Cleveland, Ohio, Dayton, Ohio, Indianapolis, Indiana, St. Louis, Missouri, southern Indiana, Hungary, the Czech Republic, Slovakia and the balance of Poland, known as the PepsiCo Bottling Operations, from PepsiCo for 54 million shares of New Whitman common stock, $176 million in cash, $241.8 million of debt and the transfer of PepsiCo's 20% minority interest in Pepsi General; and

     - The repurchase of up to 16 million shares, or $400 million of common stock, whichever is less, of Whitman/New Whitman common stock.

     The pro forma combined statement of operations gives effect to the following items assuming they occurred at the beginning of Whitman's 1998 fiscal year:

     - The sale by Pepsi General of its bottling operations and the respective assets and liabilities of the franchise territories located in Marion, Virginia, Princeton, West Virginia, and the St. Petersburg area of Russia to PepsiCo and removal of their respective 1998 operating results;

     - The acquisition by New Whitman of the PepsiCo Bottling Operations from PepsiCo and the inclusion of their respective 1998 operating results, including amortization of goodwill associated with the purchase;

     - The recognition of interest and debt issuance costs associated with debt incurred in the acquisition of the PepsiCo Bottling Operations from PepsiCo and debt incurred related to the repurchase of 16 million shares of Whitman/New Whitman common stock;

     - The elimination of interest expense allocated to the PepsiCo Bottling Operations by PepsiCo on debt that will not be assumed by New Whitman;

     - The elimination of corporate charges paid to PepsiCo by Pepsi General, which by agreement will not continue; and

     -   The elimination of PepsiCo's 20% minority interest in Pepsi General.

     The acquisition of the PepsiCo Bottling Operations territories is accounted for under the purchase method. Pro forma earnings per share is based upon an assumed 139.1 million shares outstanding after completing all transactions.

                                   NEW WHITMAN
                        PRO FORMA COMBINED BALANCE SHEET
                           (Unaudited and in millions)

                                                                           Fiscal Year End 1998
                                             -----------------------------------------------------------------------------
                                                                                PepsiCo
                                                                                Bottling
                                                             Pepsi General      Operations
                                                Whitman        Franchise        Franchise                          New
                                              Corporation     Territories      Territories     Pro Forma         Whitman
                                              As Reported       Sold (A)        Acquired      Adjustments       Pro Forma
                                             ------------    ------------     ------------    -----------     ------------

ASSETS:
Current assets:
     Cash and equivalents                    $    147.6      $     (1.5)      $      6.1      $     (6.1)(B)  $    146.1
     Receivables, net                             170.7            (8.8)            74.4             --            236.3
     Inventories                                   80.0            (6.8)            29.3             --            102.5
     Other current assets                          30.8            (0.9)             5.2             --             35.1
                                             ----------      ----------       ----------      ----------      ----------
       Total current assets                       429.1           (18.0)           115.0            (6.1)          520.0
                                             ----------      ----------       ----------      ----------      ----------
Investments                                       160.0              --             37.2              --           197.2
Property, net                                     499.3           (46.4)           274.0              --           726.9
Intangibles, net                                  447.0           (49.4)           370.0          (370.0)(B)
                                                                                                 1,028.7 (B)     1,426.3
Other assets                                       33.9            (1.4)             5.0              --            37.5
                                             ----------      ----------       ----------      ----------      ----------
       Total assets                          $  1,569.3      $   (115.2)      $    801.2      $    652.6      $  2,907.9
                                             ==========      ==========       ==========      ==========      ==========
LIABILITIES AND EQUITY:
Current liabilities:
     Short-term debt                         $      --       $      --        $    22.8       $    (22.8)(B)  $       --
     Other current liabilities                   233.2            (6.0)            92.9             18.7 (B)       338.8
                                             ---------       ---------        ---------       ----------      ----------
       Total current liabilities                 233.2            (6.0)           115.7             (4.1)          338.8
                                             ---------       ---------        ---------       ----------      ----------
Long-term debt                                   603.6          (115.5)              --            417.8 (B)
                                                                                                   297.7 (C)     1,203.6
Deferred income taxes                             99.1            (2.7)             9.5               --           105.9
Other liabilities                                 73.3            (0.8)            14.6               --            87.1
Minority interest                                233.7              --               --           (233.7)(B)          --
Shareholders' equity                             326.4             9.8            661.4           (661.4)(B)
                                                                                                 1,134.0 (B)
                                                                                                  (297.7)(C)     1,172.5
                                             ---------       ---------        ---------       ----------      ----------
       Total liabilities and equity          $ 1,569.3       $  (115.2)       $   801.2       $    652.6      $  2,907.9
                                             =========       =========        =========       ==========      ==========

See accompanying notes to pro forma financial information.

                                   NEW WHITMAN
                   PRO FORMA COMBINED STATEMENT OF OPERATIONS
               (Unaudited and in millions, except per share data)

                                                                             Fiscal Year 1998
                                               ----------------------------------------------------------------------------
                                                                               PepsiCo
                                                                               Bottling
                                                              Pepsi General    Operations
                                                 Whitman        Franchise      Franchise                            New
                                               Corporation     Territories    Territories      Pro Forma          Whitman
                                               As Reported        Sold          Acquired      Adjustments        Pro Forma
                                               -----------    -----------     -----------     -----------       -----------

Sales                                          $   1,635.0    $     (77.5)    $     722.1     $        --       $   2,279.6
Cost of goods sold                                 1,024.5          (52.6)          440.2              --           1,412.1
                                               -----------    -----------     -----------     -----------       -----------
     Gross profit                                    610.5          (24.9)          281.9              --             867.5
Selling, general and administrative expenses         391.1          (21.7)          249.9              -- (D)         619.3
Allocated division and PepsiCo corporate
     costs                                              --             --            19.7              -- (D)          19.7
Amortization expense                                  15.6           (1.6)           14.2           (14.2)(E)
                                                                                                     25.7 (E)          39.7
                                               -----------    -----------     -----------     -----------       -----------
     Operating income (loss)                         203.8           (1.6)           (1.9)          (11.5)            188.8
Interest expense, net                                (36.1)           1.8            (4.8)          (33.4)(F)         (72.5)
Interest expense allocated by PepsiCo                   --             --           (46.1)           46.1 (G)            --
Other expense, net                                   (15.5)           2.3            (0.8)            9.2 (H)          (4.8)
                                               -----------    -----------     -----------     -----------       -----------
     Income (loss) before income taxes               152.2            2.5           (53.6)           10.4             111.5
Income taxes                                          69.7            1.1            (4.3)            8.8 (I)          75.3
                                               -----------    -----------     -----------     -----------       -----------
     Income (loss) from continuing
       operations before minority interest            82.5            1.4           (49.3)            1.6              36.2
Minority interest                                     20.0            0.3              --           (20.3)(J)            --
                                               -----------    -----------     -----------     -----------       -----------
Income (loss) from continuing operations       $      62.5    $       1.1     $     (49.3)    $      21.9       $      36.2
                                               ===========    ===========     ===========     ===========       ===========
Weighted average common shares:
Basic                                                101.1                                           38.0 (K)         139.1
Incremental effect of stock options                    1.8                                             --               1.8
                                               -----------                                    -----------       -----------
Diluted                                              102.9                                           38.0             140.9
                                               ===========                                    ===========       ===========
Income from continuing operations per share:
Basic                                          $      0.62                                                      $      0.26
Diluted                                        $      0.61                                                      $      0.26

See accompanying notes to pro forma financial information.

New Whitman
Notes to pro forma combined financial information

(A) To record the sale of Pepsi General franchise territories to PepsiCo by removing the net assets and liabilities of the franchise territories sold and adjusting for the following:

     - The reduction of Whitman debt by $115.5 million, using the sale proceeds of $117.8 million reduced by transaction costs of $2.3 million, and

     - The increase in shareholders' equity, resulting from the gain on the sale of the franchise territories estimated to be $9.8 million, after tax.

     The consideration to be received from PepsiCo is subject to adjustments based on changes in the working capital accounts of the franchise territories sold. However, such adjustments are not expected to be significant. The gain on sale has not been reflected in the pro forma combined statement of operations for fiscal year 1998. Instead, the actual gain on sale will be recorded at the time of the sale in fiscal 1999.

(B) To record the transactions related to the acquisition of the PepsiCo Bottling Operations franchise territories and the minority interest in Pepsi General previously held by PepsiCo, as follows (in millions):

     Acquisition costs:
       Issuance of 54 million shares of common stock                   $1,134.0
       Issuance of long-term debt                                         417.8
       Accrual of estimated transaction costs                              18.7
                                                                       --------
         Total acquisition costs                                        1,570.5
                                                                       --------
     Allocation of acquisition costs:
       Net assets of the PepsiCo Bottling Operations franchise
         territories                                                      661.4
       Less: intangible assets of the PepsiCo Bottling Operations
         franchise territories                                           (370.0)
                                                                       --------
         Net tangible assets of the PepsiCo Bottling Operations
           franchise territories                                          291.4
       Recorded value of minority interest in Pepsi General               233.7
       Payoff by PepsiCo of short-term debt of the PepsiCo
          Bottling Operations franchise territories                        22.8
       Less: cash balances of the PepsiCo Bottling Operations
         franchise territories                                             (6.1)
                                                                       --------
         Total allocation of acquisition costs                            541.8
                                                                       --------
     Excess of acquisition costs over recorded values of assets
       and liabilities                                                 $1,028.7
                                                                       ========
     Allocation of acquisition costs over recorded values:
       Fair value of property in excess of its recorded value, net     $      *
       Intangible assets                                                      *
                                                                       --------
         Total allocation of acquisition costs over recorded values    $1,028.7
                                                                       ========

* The preliminary allocation of the excess acquisition costs will be recorded upon the completion of the preliminary appraisals of property, plant and equipment that are currently in process.

     Additional information about the acquisition costs and allocation of those costs is as follows:

     - The shares to be issued by New Whitman were valued at $21 per share, based on the average closing market price of Whitman common stock as reported on the New York Stock Exchange during the three day period immediately before and after the January 25, 1999 announcement of the agreement between Whitman and PepsiCo.

     - The long-term debt will be used to make a cash payment of $176.0 million to PepsiCo payable when the transactions are closed and subsequent payments to PepsiCo of $241.8 million.

     - The portion of the excess purchase cost allocated to property is based on preliminary appraisals. The allocation is subject to refinement when the final appraisals are completed after the transactions are closed. The Company anticipates that the final appraisals will not differ significantly from the preliminary appraisals.

     - The remainder of the excess purchase cost has been allocated to intangibles, which are comprised of the franchise rights acquired and goodwill. No portion of the excess purchase cost has been allocated to the other assets acquired or liabilities assumed. The Company believes that the fair values of those other assets and liabilities will approximate their carrying values.

     - The consideration to be paid to PepsiCo is subject to adjustments based on changes in the working capital accounts of the PepsiCo Bottling Operations franchise territories. However, such adjustments are not expected to be significant.

(C) To record the repurchase of 16 million shares of New Whitman common stock, pursuant to the agreement, and to record the issuance of debt to finance the repurchase (in millions):

     Repurchase of 11.6 million shares through March 23, 1999          $  221.4
     Subsequent repurchases of 4.4 million shares                          76.3
                                                                       --------
       Debt issued to fund repurchases                                 $  297.7
                                                                       ========

     The repurchase cost of the 4.4 million shares is based on an assumed average price of $17.35 per share, which approximates the average price of the shares repurchased in the five days preceding and including March 23, 1999. An increase or decrease in the repurchase cost of $1 per share on the remaining 4.4 million shares would change the amount of debt issued to fund repurchases by $4.4 million. The change in debt would change pro forma interest expense by $0.3 million on an annual basis or $0.2 million after tax.

(D) Adjustments have not been made to give effect to the potential reduction in administrative expenses that may be realized by New Whitman due to facility consolidations and other cost savings initiatives, because the amount of such potential savings cannot be estimated.

(E) To reflect the amortization of intangible assets acquired, the following entries were made:

     - The elimination of the amortization expense recorded by the PepsiCo Bottling Operations franchise territories.

     - The recording of the amortization expense on the intangible asset of $1,028.7 million, related to the PepsiCo Bottling Operations franchise territories, using a forty-year amortization period.

(F) To record the net increase in interest expense based on the net increase in long-term debt, as follows (in millions):

     Debt incurred by New Whitman to fund payments to PepsiCo (Note B)              $     417.8
     Debt incurred for share repurchases (Note C)                                         297.7
     Less: proceeds from sales of Pepsi General franchise territories (Note A)           (115.5)
                                                                                    -----------
       Net increase in long-term debt                                               $     600.0
                                                                                    ===========
     Interest at an assumed rate of 6.0%                                            $      36.0
     Amortization of debt issuance costs                                                    0.4
                                                                                    -----------
       Total additional interest                                                           36.4
     Plus:  external interest expense recorded by franchise territories sold                1.8
     Less:  elimination of external interest expense recorded by the PepsiCo
       Bottling Operations                                                                 (4.8)
                                                                                    -----------
       Pro forma adjustment of interest expense                                     $      33.4
                                                                                    ===========

     A change in the interest rate of 1/8 of a percentage point would have the effect of changing interest expense $0.8 million or $0.5 million after tax.

(G) To eliminate the interest expense allocated by PepsiCo to the PepsiCo Bottling Operations. The underlying debt will not be assumed by New Whitman.

(H) To eliminate the corporate charge paid by Pepsi General to PepsiCo. Whitman and PepsiCo have agreed to terminate this charge once the transactions are closed.

(I) To record the estimated tax impact of the pro forma adjustments, using an incremental tax rate of 40%, determined as follows:

     Pretax income of pro forma adjustments                        $  10.4
     Plus: non-deductible intangible amortization                     11.5
                                                                   -------
       Total                                                          21.9
     Incremental tax rate                                          x    40%
                                                                   -------
     Pro forma tax adjustment                                      $   8.8
                                                                   =======

(J) To eliminate PepsiCo's 20% minority interest in the earnings of Pepsi General, due to the transfer of that minority interest to New Whitman.

(K) To record the net increase in weighted average common shares outstanding, giving effect to the issuance of 54 million shares to PepsiCo (Note B) less the 16 million shares to be acquired under the share repurchase commitment (Note C).

     EBITDA is defined as income (loss) before income taxes plus the sum of interest, depreciation and amortization. Information concerning EBITDA has been included below because it is expected to be used by certain investors as a measure of operating performance and a measure of the ability to service potential debt. EBITDA is not required by GAAP and, accordingly, should not be considered an alternative to income (loss) from continuing operations or any other measure of performance required by GAAP. Additionally, it should not be used as a measure of cash flow or liquidity under GAAP. Following is a summary of historical and pro forma EBITDA, and depreciation and amortization for 1998 (in millions):


                                                                 Depreciation
                                                    EBITDA     and Amortization
                                                    ------     ----------------

Whitman Corporation as reported                     $266.0          $ 77.7
Pepsi General franchise territories sold              (5.3)           (6.0)
PepsiCo Bottling Operations franchise territories     62.1            64.8
Pro forma adjustments                                 15.2            17.5
                                                    ------          ------
New Whitman - pro forma basis                       $338.0          $154.0
                                                    ======          ======

                      WHITMAN CORPORATION AND SUBSIDIARIES

                             ----------------------

                                    EXHIBITS


                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                        FISCAL YEAR ENDED JANUARY 2, 1999

                                  EXHIBIT INDEX

Exhibit
  No.    Description of Exhibit
-------  ----------------------

(3)a#    Certificate   of   Incorporation   as  Restated  April  30,  1987,  and
         subsequently amended through June 24, 1992.
(3)b+    By-Laws, as amended September 20, 1996.
(4)# Indenture dated as of January 15, 1993, between Whitman Corporation and The First National Bank of Chicago, Trustee. The Registrant will furnish to the Securities and Exchange Commission, upon request, copies of the forms of the debt securities issued from time to time pursuant to the Indenture dated as of January 15, 1993.
(10)a# **1982 Stock Option, Restricted Stock Award and Performance Award Plan (as amended through June 16, 1989).
(10)b# **Amendment No. 2 to 1982 Stock Option, Restricted Stock Award and Performance Award Plan made as of September 1, 1992.
(10)c#   **Form of Nonqualified Stock Option Agreement.
(10)d#   **Amendment   to  1982  Stock  Option,   Restricted   Stock  Award  and
         Performance Award Plan made as of February 19, 1993.
(10)e@   **Form of Change in Control Agreement dated November 17, 1995.
(10)g#   **Management Incentive Compensation Plan.
(10)h#   **Long Term Performance Compensation Program.
(10)i~   **Whitman   Corporation  Executive  Retirement  Plan,  as  Amended  and
         Restated Effective January 1, 1998.
(10)j~ **Pepsi-Cola General Bottlers, Inc. Executive Retirement Plan, as Amended and Restated Effective January 1, 1998.
(10)k#   **Deferred  Compensation  Plan for Directors,  as Amended  November 18,
         1988.
(10)l+   **Amendment to Stock Incentive Plan dated September 20, 1996.
(10)m*   **Form of Restricted Stock Award Agreement.
(10)n~   **Revised Stock Incentive Plan (adopted November 21, 1997).
(10)o    **Form of Change in Control Agreement dated December, 1997.
(12)     Statement of Calculation of Ratio of Earnings to Fixed Charges.
(21)     Subsidiaries of the Registrant.
(23)     Consent of Independent Auditors.
(24)     Powers of Attorney.
(27)     Financial Data Schedule.

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

~ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 under the indicated Exhibit number.