Form 10-K/A
period 1999-01-02
WHITMAN CORP
filed 1999-04-16
CIK 49573

1998

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

     As of March 11, 1999, the aggregate market value of the registrant's common stock held by non-affiliates was $1,591.1 million. The number of shares of common stock outstanding at that date was 91,260,659 shares.

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

Forward-Looking Statements

     This annual report on Form 10-K/A contains certain forward-looking information that reflects management's expectations, estimates and assumptions, based on information available at the time this Form 10-K/A was prepared. When used in this document, the words "anticipate," "believe," "estimate," "expect," "plan", "intend" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, including, but not limited to, the following: competition, including product and pricing pressures; changing trends in consumer tastes; changes in the Company's relationship and/or support programs with PepsiCo and other brand owners; market acceptance of new product offerings; weather conditions; cost and availability of raw materials; availability of capital; labor and employee benefit costs; unfavorable interest rate and currency fluctuations; unexpected costs associated with Year 2000 conversions or the business risks associated with potential Year 2000 non-compliance by the Company, customers and/or suppliers; costs of legal proceedings; and general economic, business and political conditions in the countries and territories where the Company operates.

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

Item 6.  SELECTED FINANCIAL DATA.

     The following table presents summary operating results and other statistics of Whitman, and should be read along with Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and accompanying notes included elsewhere in this Form 10-K/A.

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

     The Company's total debt decreased $283.6 million to $603.6 million at January 2, 1999, from $887.2 million at December 31, 1997. In the first quarter of 1998, as discussed in Note 3, Extraordinary Loss on Early Extinguishment of Debt, to the Consolidated Financial Statements, the Company made debt repayments, including premiums, of $311.2 million. As part of its ongoing share repurchase program, the Company repurchased approximately 2.0 million shares and
3.3 million shares of its common stock for $37.7 million and $82.1 million in 1998 and 1997, respectively. Subsequent to January 2, 1999, the Company has repurchased 12.9 million shares for $243.3 million through April 12, 1999. The Company paid dividends of $20.2 million in 1998, based on an annual cash dividend rate of $0.20 per common share, compared with $45.6 million in 1997, based on an annual cash dividend rate of $0.45 per share. The issuance of common stock, including treasury shares, for the exercise of stock options resulted in cash inflows of $21.4 million in 1998, compared with $11.8 million in 1997.

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

Special Charges

     During 1997, the Company recorded special charges totaling $49.3 millon. The special charges recorded at Pepsi General of $14.8 million included $9.1 million related to the reductions in staffing levels due to the consolidation of the number of its domestic divisions, $4.7 million related to write-downs of certain assets in its domestic and foreign operations and $1.0 million of other costs related to the consolidation of its divisions. The special charges recorded at the Whitman Corporate office of $34.5 million consisted of $27.0 million related to the severance of essentially all of the Whitman corporate management and staff, $0.7 million related to write-downs of certain domestic assets and $6.8 million related to spin-off related and other costs.

     During 1997 and 1998, the Company paid employee related costs for severance and employee benefits of $3.5 million and $18.1 million, respectively. The total number of employees affected was approximately 125 at Pepsi General and essentially all employees at Whitman Corporate. Approximately 150 positions have been eliminated by reason of these programs. Asset write-downs of $5.4 million were recorded in 1997 and $1.5 million and $6.3 million of spin-off related and other costs were paid in 1997 and 1998, respectively. At the end of fiscal 1998, accrued liabilities of $14.5 million remain to cover deferred sevrance payments and certain employee benefits, which extended into 1999 and cover approximately twenty specifically identified employees. The Company has classified the accruals as other current liabilities because it expects that the severance and benefit payments will be disbursed in 1999. See Note 4, Special Charges, to the Consolidated Financial Statements.

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

     In addition to the special charges of $49.3 million recorded by continuing operations, Midas and Hussmann recorded special charges of $123.9 million, or $93.4 million after tax, as discussed in the Discontinued Operations section below.

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

     Included in the 1997 results of operations for Hussmann and Midas were special charges of $123.9 million, or $93.4 million after tax, recorded in the third and fourth quarters. The special charges at Hussmann primarily related to the write-off of goodwill in its U.K. operations ($26.0 million), a restructuring of the U.K. operations ($23.2 million) and a reorganization of certain manufacturing operations in the U.S. ($7.1 million). The special charges at Midas principally related to its decision to franchise or close substantially all company-operated stores in the U.S. ($35.5 million), to record one-time charges for a special product return program and changes in the U.S. franchisee advertising program ($12.2 million), to record severance benefits ($7.4 million) and to reflect the impairment of certain assets ($12.5 million). Detailed information about the charges was included in the special information statement that was provided to Whitman shareholders immediately prior to the spin-offs. Hussmann and Midas retained the responsibility to carry out the programs covered by their special charges, as well as the related balance sheet accruals. Summarized information about the special charges and the effects of the IRS settlements is contained in Note 2, Discontinued Operations, to the Consolidated Financial Statements.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of April, 1999.

                               WHITMAN CORPORATION

                               By: /s/ MARTIN M. ELLEN
                               -----------------------
                               Martin M. Ellen
                               Senior Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on the 16th day of April, 1999.

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

*   Herbert M. Baum            Director
    -----------------------
    HERBERT M. BAUM

*   Richard G. Cline           Director       *By: /s/ MARTIN M. ELLEN
    -----------------------                        -------------------
    RICHARD G. CLINE                               Martin M. Ellen
                                                   Attorney-in-Fact
*   Pierre S. duPont           Director            April 16, 1999
    -----------------------
    PIERRE S. du PONT

*   Archie R. Dykes            Director
    -----------------------
    ARCHIE R. DYKES

*   Charles W. Gaillard        Director
    -----------------------
    CHARLES W. GAILLARD

*   Jarobin Gilbert, Jr.       Director
    -----------------------
    JAROBIN GILBERT, JR.

    -----------------------    Director
    VICTORIA B. JACKSON

*   Charles S. Locke           Director
    -----------------------
    CHARLES S. LOCKE

                      WHITMAN CORPORATION AND SUBSIDIARIES



                             ----------------------

                              FINANCIAL INFORMATION


                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K/A

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

Whitman Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
(dollars in millions)

                                                                            Accumulated
                                        Common Stock                           Other         Treasury Stock              Total
                                 ---------------------------    Retained   Comprehensive  ------------------------    Shareholders'
                                     Shares          Amount      Income        Loss           Shares        Amount       Equity
                                 -----------       ---------   ---------   -------------  -----------     ---------   ------------

As of fiscal year end 1995       109,199,834       $   427.8   $   311.9   $     (45.9)    (4,000,906)    $  (66.0)   $   627.8
                                 -----------       ---------   ---------   -----------    ------------    --------    ---------
Comprehensive Income:
 Net income                                                        139.4                                                  139.4
 Other comprehensive loss:
    Translation adjustments                                                       (2.2)                                    (2.2)
    Unrealized investment loss
     (net of tax benefit of
     $4.3 million)                                                                (7.9)                                    (7.9)
                                                                                                                      ---------
 Other comprehensive loss                                                                                                 (10.1)
                                                                                                                      ---------
Comprehensive income                                                                                                      129.3
                                                                                                                      ---------
Treasury stock purchases                                                                   (3,989,894)       (93.2)       (93.2)
Stock compensation plans           1,395,959            28.5        (6.4)                     (29,188)        (1.2)        20.9
Common stock issued for
 acquisitions                                                                                  11,614          0.3          0.3
Dividends declared                                                 (42.9)                                                 (42.9)
                                 -----------       ---------   ---------   -----------    -----------     ---------   ---------
As of fiscal year end 1996       110,595,793           456.3       402.0         (56.0)    (8,008,374)      (160.1)       642.2
                                 -----------       ---------   ---------   -----------    ------------    ---------   ---------
Comprehensive loss:
 Net income                                                          4.1                                                    4.1
 Other comprehensive loss:
    Translation adjustments                                                      (21.0)                                   (21.0)
    Unrealized investment loss
     (net of tax benefit of
     $0.9 million)                                                                (1.6)                                    (1.6)
                                                                                                                      ---------
 Other comprehensive loss                                                                                                 (22.6)
                                                                                                                      ---------
Comprehensive loss                                                                                                        (18.5)
                                                                                                                      ---------
Treasury stock purchases                                                                   (3,323,200)        (82.1)      (82.1)
Stock compensation plans           1,123,903            21.9         2.9                      (63,743)         (1.5)       23.3
Common stock issued for
 outstanding Pepsi General
 non-voting preferred stock
 (Note 13)                                                                                    794,115          20.4        20.4
Dividends declared                                                 (45.6)                                                 (45.6)
                                 -----------       ---------   ---------   -----------    -----------     ---------   ---------
As of fiscal year end 1997       111,719,696           478.2       363.4         (78.6)   (10,601,202)       (223.3)      539.7
                                 -----------       ---------   ---------   -----------    -----------     ---------   ---------
Comprehensive income:
 Net income                                                         43.7                                                   43.7
 Other comprehensive income:
    Translation adjustments                                                        2.6                                      2.6
    Unrealized investment gain
     (net of tax expense of
     $1.7 million)                                                                 3.2                                      3.2
                                                                                                                      ---------
 Other comprehensive income                                                                                                 5.8
                                                                                                                      ---------
Comprehensive income                                                                                                       49.5
                                                                                                                      ---------
Treasury stock purchases                                                                   (1,969,849)        (37.7)      (37.7)
Stock compensation plans           1,555,134            23.9         2.6                      290,635           1.9        28.4
Special dividend distribution of
 Hussmann and Midas common
 stock (Note 2)                                         (2.3)     (295.2)         64.2                                   (233.3)
Dividends declared                                                 (20.2)                                                 (20.2)
                                 -----------       ---------   ---------   -----------    -----------     ---------   ---------
As of fiscal year end 1998       113,274,830       $   499.8   $    94.3   $      (8.6)   (12,280,416)    $  (259.1)  $   326.4
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

     INTANGIBLE ASSETS. Intangible assets principally represent the excess of cost over fair market values of net tangible and identifiable intangible assets of acquired businesses. Also included in intangible assets are franchise rights and non-compete agreements associated with acquired territories. Such amounts generally are being amortized on straight-line bases over 40 years or over the life of the agreement. The principal factors considered in determining the use of a 40 year amortization period include: 1) the franchise agreements with PepsiCo are granted in perpetuity and provide the exclusive right to manufacture and sell PepsiCo branded products within the territories prescribed in the agreements, and 2) the existing and projected cash flows are adequate to support the carrying values of intangible assets. Intangible assets associated with international operations are not significant.

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

     ADVERTISING AND MARKETING COSTS. Pepsi General is involved in a variety of programs to promote its products. Advertising and marketing expenses are expensed in the year incurred. Certain advertising and marketing costs incurred by the Company are reimbursed by PepsiCo and other brand owners in the form of marketing support. This form of marketing support is recorded as a reduction in advertising and marketing expenses. Advertising and marketing expenses were $24.2 million, $23.3 million and $25.0 million in 1998, 1997 and 1996, respectively. These amounts are net of support of $22.0 million, $19.1 million and $19.6 million in 1998, 1997 and 1996, respectively.

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

     Options to purchase 111,000 shares, 2,272,500 shares and 2,386,800 shares at an average price of $20.83, $25.33 and $25.28 per share that were outstanding at the end of 1998, 1997 and 1996, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   DISCONTINUED OPERATIONS

     On January 30, 1998, the Company established Hussmann and Midas as independent publicly-held companies through tax-free distributions (spin-offs) to Whitman shareholders. Prior to the spin-offs, Hussmann and Midas paid Whitman $240.0 million and $194.3 million, respectively, to settle intercompany indebtedness and to pay special dividends. The spin-offs resulted in a reduction of shareholders' equity of $233.3 million. Included in this amount is the elimination of $64.2 million of accumulated other comprehensive loss representing cumulative translation adjustments of Hussmann and Midas as of the date of the spin-offs.

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

     The Company's largest environmental exposure has been and continues to be the remedial action required at a facility in Portsmouth, Virginia for which the Company has an indemnity obligation. This is a superfund site which the U.S.
Environmental Protection Agency required be remediated. Through 1998, the Company had spent an estimated $16.3 million (net of $3.1 million of recoveries from other responsible parties) for remediation of the Portsmouth site (consisting principally of soil treatment and removal) and has accrued and expects to incur an estimated $9 million to complete the remediation over the next one to two years.

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

     At January 2, 1999, the Company had $24.3 million accrued to cover potential environmental liabilities, including $8.0 million classified as current liabilities, which excludes possible insurance recoveries and is determined on an undiscounted cash flow basis. Based on the latest evaluations from outside advisors and consultants, the Company believes the upper end of the range for its potential future environmental liabilities is approximately $15 million higher than the current accrued balance. Whitman has determined that there is a range of possible liabilities. Whitman has determined that there is no amount within the range that appears to be a better estimate than any other amount within the range and the minimum amount within the range has been accrued. The Company expects a significant portion of the accrual will be disbursed during the next four years. During 1998, the Company recorded recoveries of $11.3 million from insurance companies and other responsible parties related to these environmental liabilities, a portion of which will be received in future periods. Receivables from such recoveries were included as assets on the Company's balance sheets.

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

16.  SEGMENT REPORTING

     Selected financial information related to the Company's business segments is shown below:

                                                                        Sales                            Operating Income
                                                             ------------------------------      -------------------------------
(in millions)                                                  1998       1997       1996          1998        1997       1996
                                                             --------   --------   --------      --------    --------   --------

Domestic                                                     $1,551.5   $1,464.0   $1,451.1      $  232.0    $  200.3   $  224.4
International                                                    83.5       93.5       50.3         (17.2)      (18.7)     (12.1)
                                                             --------   --------   --------      --------    --------   --------
   Total before corporate administrative expenses            $1,635.0   $1,557.5   $1,501.4         214.8       181.6      212.3
                                                             ========   ========   ========
Corporate administrative expenses                                                                   (11.0)      (51.4)     (17.5)
                                                                                                 --------    --------   --------
   Total operating income                                                                           203.8       130.2      194.8
Interest expense, net                                                                               (36.1)      (42.3)     (41.5)
Other expense, net                                                                   `              (15.5)      (18.0)     (25.6)
                                                                                                 --------    --------   --------
   Pretax income                                                                                 $  152.2    $   69.9   $  127.7
                                                                                                 ========    ========   ========

                                                                                                         Depreciation and
                                                                             Assets                         Amortization
                                                                 ------------------------------   ------------------------------
(in millions)                                                      1998       1997       1996       1998       1997       1996
                                                                 --------   --------   --------   --------   --------   --------

Domestic                                                         $1,167.2   $1,005.0   $  979.7   $   68.1   $   64.5   $   62.5
International                                                       142.3      127.1       97.7        7.0        5.9        4.0
                                                                 --------   --------   --------   --------   --------   --------
   Total Pepsi General                                            1,309.5    1,132.1    1,077.4       75.1       70.4       66.5
Corporate and other                                                 259.8      233.9      227.8        2.6        3.4        8.7
                                                                                                  --------   --------   --------
Net assets of companies held for disposition                           --      663.7      775.4
                                                                 --------   --------   --------
   Total assets                                                  $1,569.3   $2,029.7   $2,080.6   $   77.7   $   73.8   $   75.2
                                                                 ========   ========   ========   ========   ========   ========

                                                                             Capital
                                                                           Investments                  Long-Lived Assets
                                                                 ------------------------------   ------------------------------
(in millions)                                                      1998       1997       1996       1998       1997       1996
                                                                 --------   --------   --------   --------   --------   --------

Domestic                                                         $  132.6   $   71.5   $   77.1   $  892.7   $  831.3   $  824.9
International                                                        26.3       11.8        9.8       66.4       47.7       32.1
                                                                 --------   --------   --------   --------   --------   --------
   Total Pepsi General                                              158.9       83.3       86.9      959.1      879.0      857.0
Corporate and other                                                   0.2        0.1        0.3      147.2      147.2      172.4
                                                                 --------   --------   --------   --------   --------   --------

   Total                                                         $  159.1   $   83.4   $   87.2   $1,106.3   $1,026.2   $1,029.4
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

     Corporate and other assets are principally cash and equivalents, investments, property and miscellaneous other assets, including $91.6 million, $92.1 million and $94.3 million of real estate investments as of fiscal year end 1998, 1997 and 1996, respectively. Long-lived assets represent net property, investments and net intangible assets. Equity in net losses and net assets of the Company's international operations amounted to $20.6 million and $95.0 million, respectively, in 1998, $20.4 million and $67.9 million in 1997 and $21.3 million and $74.0 million in 1996.

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

     Under the Agreement, New Whitman will issue 54 million shares of common stock to PepsiCo and PepsiCo will transfer its 20 percent interest in Pepsi General to New Whitman. Together with shares previously owned, PepsiCo will then hold approximately 38.5 percent of New Whitman's common stock. In addition, the Agreement requires New Whitman to repurchase up to 16 million shares, or $400 million of its common stock, whichever is less, during the 12 month period subsequent to the close of the transaction. PepsiCo has agreed not to sell its shares into this repurchase program, which would result in PepsiCo holding nearly 40 percent of New Whitman's common stock. Through April 12, 1999, the Company had repurchased 12.9 million shares of its common stock in 1999, at a total cost of $243.3 million, in partial satisfaction of this obligation. PepsiCo has agreed that such repurchases may be used to reduce New Whitman's repurchase commitments.

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



                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K/A


                        FISCAL YEAR ENDED JANUARY 2, 1999

                                   NEW WHITMAN

               UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

     The unaudited pro forma combined financial information should be read in conjunction with the "Management Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and accompanying notes of Whitman contained elsewhere in this Form 10-K/A.

     The pro forma combined balance sheet gives effect to the following items assuming they occurred as of Whitman's 1998 fiscal year end:

     - The sale by Pepsi General of its bottling operations and the respective assets and liabilities of the franchise territories located in Marion, Virginia, Princeton, West Virginia, and the St. Petersburg area of Russia to PepsiCo in exchange for $117.8 million.

     - The acquisition by New Whitman of the bottling operations and the respective assets and liabilities of the franchise territories located in Cleveland, Ohio, Dayton, Ohio, Indianapolis, Indiana, St. Louis, Missouri, southern Indiana, Hungary, the Czech Republic, Slovakia and the balance of Poland, referred to as the PepsiCo Bottling Operations, from PepsiCo for 54 million shares of New Whitman common stock, $176.0 million in cash, $241.8 million of debt and the transfer of PepsiCo's 20% minority interest in Pepsi General.

     - The repurchase of up to 16 million shares, or $400 million of common stock, whichever is less, of Whitman/New Whitman common stock.

     The pro forma combined statement of operations gives effect to the following transactions assuming they occurred at the beginning of Whitman's 1998 fiscal year:

     - The sale by Pepsi General of its bottling operations and the respective assets and liabilities of the franchise territories located in Marion, Virginia, Princeton, West Virginia, and the St. Petersburg area of Russia to PepsiCo and removal of their respective 1998 operating results.

     - The acquisition by New Whitman of the PepsiCo Bottling Operations from PepsiCo and the inclusion of their respective 1998 operating results, including amortization of goodwill associated with the purchase.

     - The recognition of interest and debt issuance costs associated with debt incurred in the acquisition of the PepsiCo Bottling Operations from PepsiCo and debt incurred related to the repurchase of 16 million shares of Whitman/New Whitman common stock.

     - The elimination of interest expense allocated to the PepsiCo Bottling Operations by PepsiCo on debt that will not be assumed by New Whitman.

     - The elimination of corporate charges paid to PepsiCo by Pepsi General, which by agreement will not continue.

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

                                   NEW WHITMAN
                        PRO FORMA COMBINED BALANCE SHEET
                           (Unaudited and in millions)

                                                                           Fiscal Year End 1998
                                             -----------------------------------------------------------------------------
                                                                                PepsiCo
                                                                                Bottling
                                                             Pepsi General      Operations
                                                Whitman        Franchise        Franchise                          New
                                              Corporation     Territories      Territories     Pro Forma         Whitman
                                              As Reported       Sold (A)        Acquired      Adjustments       Pro Forma
                                             ------------    ------------     ------------    -----------     ------------

ASSETS:
Current assets:
     Cash and equivalents                    $    147.6      $     (1.5)      $      6.1      $     (6.1)(C)  $    146.1
     Receivables, net                             170.7            (8.8)            74.4             --            236.3
     Inventories                                   80.0            (6.8)            29.3             --            102.5
     Other current assets                          30.8            (0.9)             5.2             --             35.1
                                             ----------      ----------       ----------      ----------      ----------
       Total current assets                       429.1           (18.0)           115.0            (6.1)          520.0
                                             ----------      ----------       ----------      ----------      ----------
Investments                                       160.0              --             37.2              --           197.2
Property, net                                     499.3           (46.4)           274.0            23.4 (C)       750.3
Intangibles, net                                  447.0           (49.4)           370.0          (370.0)(C)
                                                                                                 1,005.3 (C)     1,402.9
Other assets                                       33.9            (1.4)             5.0              --            37.5
                                             ----------      ----------       ----------      ----------      ----------
       Total assets                          $  1,569.3      $   (115.2)      $    801.2      $    652.6      $  2,907.9
                                             ==========      ==========       ==========      ==========      ==========
LIABILITIES AND EQUITY:
Current liabilities:
     Short-term debt                         $      --       $      --        $    22.8       $    (22.8)(C)  $       --
     Other current liabilities                   233.2            (7.9)            92.9              1.9 (B)
                                                                                                    18.7 (C)       338.8
                                             ---------       ---------        ---------       ----------      ----------
       Total current liabilities                 233.2            (7.9)           115.7             (2.2)          338.8
                                             ---------       ---------        ---------       ----------      ----------
Long-term debt                                   603.6              --               --            417.8 (C)
                                                                                                  (115.5)(B)
                                                                                                   294.8 (D)     1,200.7
Deferred income taxes                             99.1            (2.7)             9.5               --           105.9
Other liabilities                                 73.3            (0.8)            14.6               --            87.1
Minority interest                                233.7              --               --           (233.7)(C)          --
Net equity of operations to be sold                 --          (103.8)              --            103.8 (B)          --
Shareholders' equity                             326.4              --            661.4           (661.4)(C)
                                                                                                     9.8 (B)
                                                                                                 1,134.0 (C)
                                                                                                  (294.8)(D)     1,175.4
                                             ---------       ---------        ---------       ----------      ----------
       Total liabilities and equity          $ 1,569.3       $  (115.2)       $   801.2       $    652.6      $  2,907.9
                                             =========       =========        =========       ==========      ==========

See accompanying notes to pro forma combined financial information.

                                   NEW WHITMAN
                   PRO FORMA COMBINED STATEMENT OF OPERATIONS
               (Unaudited and in millions, except per share data)

                                                                             Fiscal Year 1998
                                               ----------------------------------------------------------------------------
                                                                               PepsiCo
                                                                               Bottling
                                                              Pepsi General    Operations
                                                 Whitman        Franchise      Franchise                            New
                                               Corporation     Territories    Territories      Pro Forma          Whitman
                                               As Reported        Sold          Acquired      Adjustments        Pro Forma
                                               -----------    -----------     -----------     -----------       -----------

Sales                                          $   1,635.0    $     (77.5)    $     722.1     $        --       $   2,279.6
Cost of goods sold                                 1,024.5          (52.6)          440.2            (0.1)(F)       1,412.0
                                               -----------    -----------     -----------     -----------       -----------
     Gross profit                                    610.5          (24.9)          281.9             0.1             867.6
Selling, general and administrative expenses         391.1          (21.7)          249.9              -- (E)
                                                                                                      1.8 (F)         621.1
Allocated division and PepsiCo corporate
     costs                                              --             --            19.7              -- (E)          19.7
Amortization expense                                  15.6           (1.6)           14.2           (14.2)(G)
                                                                                                     25.1 (G)          39.1
                                               -----------    -----------     -----------     -----------       -----------
     Operating income (loss)                         203.8           (1.6)           (1.9)          (12.6)            187.7
Interest expense, net                                (36.1)           1.8            (4.8)          (37.0)(H)
                                                                                                      4.8 (I)         (71.3)
Interest expense allocated by PepsiCo                   --             --           (46.1)           46.1 (I)            --
Other expense, net                                   (15.5)           2.3            (0.8)            9.2 (J)          (4.8)
                                               -----------    -----------     -----------     -----------       -----------
     Income (loss) before income taxes               152.2            2.5           (53.6)           10.5             111.6
Income taxes                                          69.7            1.1            (4.3)            8.6 (K)          75.1
                                               -----------    -----------     -----------     -----------       -----------
     Income (loss) from continuing
       operations before minority interest            82.5            1.4           (49.3)            1.9              36.5
Minority interest                                     20.0            0.3              --           (20.3)(L)            --
                                               -----------    -----------     -----------     -----------       -----------
Income (loss) from continuing operations       $      62.5    $       1.1     $     (49.3)    $      22.2       $      36.5
                                               ===========    ===========     ===========     ===========       ===========
Weighted average common shares:
Basic                                                101.1                                           38.0 (M)         139.1
Incremental effect of stock options                    1.8                                             --               1.8
                                               -----------                                    -----------       -----------
Diluted                                              102.9                                           38.0             140.9
                                               ===========                                    ===========       ===========
Income from continuing operations per share:
Basic                                          $      0.62                                                      $      0.26
Diluted                                        $      0.61                                                      $      0.26

See accompanying notes to pro forma combined financial information.

New Whitman
Notes to pro forma combined financial information

(A) To record the removal of the net equity of the franchise territories to be sold.

(B) To record the sale of Pepsi General franchise territories to PepsiCo by removing the net equity of the franchise territories to be sold and adjusting for the following:

     - The reduction of Whitman debt by $115.5 million, using the sale proceeds of $117.8 million reduced by transaction costs of $2.3 million. Cash proceeds from the sale will be used immediately to repay existing borrowings.

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

(C) To record the transactions related to the acquisition of the PepsiCo Bottling Operations franchise territories and the minority interest in Pepsi General previously held by PepsiCo, as follows (in millions):

     Acquisition costs:
       Issuance of 54 million shares of common stock                   $1,134.0
       Issuance of long-term debt                                         417.8
       Accrual of estimated transaction costs                              18.7
                                                                       --------
         Total acquisition costs                                        1,570.5
                                                                       --------
     Allocation of acquisition costs:
       Net assets of the PepsiCo Bottling Operations franchise
         territories                                                      661.4
       Less: intangible assets of the PepsiCo Bottling Operations
         franchise territories                                           (370.0)
                                                                       --------
         Net tangible assets of the PepsiCo Bottling Operations
           franchise territories                                          291.4
       Recorded value of PepsiCo's minority interest in Pepsi General     233.7
       Payoff by PepsiCo of short-term debt of the PepsiCo
          Bottling Operations franchise territories                        22.8
       Less: cash balances of the PepsiCo Bottling Operations
         franchise territories remaining with PepsiCo                      (6.1)
                                                                       --------
         Total allocation of acquisition costs                            541.8
                                                                       --------
     Excess of acquisition costs over recorded values of assets
       and liabilities                                                 $1,028.7
                                                                       ========
     Allocation of acquisition costs over recorded values:
       Fair value of property in excess of its recorded value, net     $   23.4
       Intangible assets                                                1,005.3
                                                                       --------
         Total allocation of acquisition costs over recorded values    $1,028.7
                                                                       ========

     Additional information about the acquisition costs and allocation of those costs is as follows:

     - The shares to be issued by New Whitman were valued at $21 per share, based on the average closing market price of Whitman common stock as reported on the New York Stock Exchange during the three day period immediately before and after the January 25, 1999 announcement of the original merger agreement between Whitman and PepsiCo.

     - The long-term debt to be issued of $417.8 million will be used to make a cash payment of $176.0 million to PepsiCo payable when the transactions are closed and subsequent payments under notes payable to PepsiCo of $241.8 million.

     - The accrual of estimated transaction costs is primarily attributable to the $15.0 million financial advisory fee payable to Credit Suisse/First Boston with the remainder associated with legal, accounting and other advisory fees and expenses directly associated with the transaction. A portion of these fees and expenses has been allocated to the sale of the Pepsi General franchise territories.

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

(D) To record the repurchase of 16 million shares of Whitman/New Whitman common stock, pursuant to the merger agreement, and to record the issuance of debt to finance the repurchases (in millions):

     Repurchase of 12.9 million shares through April 12, 1999          $  243.3
     Additional repurchases of 3.1 million shares                          51.5
                                                                       --------
       Debt issued to fund repurchases                                 $  294.8
                                                                       ========

     The merger agreement provides that during the twelve months following the closing of the merger, New Whitman will purchase up to 16 million shares of New Whitman common stock. PepsiCo has agreed that shares repurchased by Whitman after February 5, 1999 and prior to the closing may be used to reduce New Whitman's repurchase obligation. New Whitman need not complete the remaining repurchases if the New Whitman board of directors determines in good faith that they are impractical or inadvisable.

     The repurchase cost of the remaining 3.1 million shares is based on an assumed average price of $16.62 per share, which approximates the average price of the shares repurchased in the five business days ending on April 7, 1999. An increase or decrease in the repurchase cost of $1 per share on the remaining 3.1 million shares would change the amount of debt issued to fund repurchases by $3.1 million. The change in debt would change pro forma interest expense by $0.2 million on an annual basis or $0.1 million after tax.

(E) Adjustments have not been made to give effect to the potential reduction in administrative expenses that may be realized by New Whitman due to facility consolidations and other cost savings initiatives, because the amount of such potential savings cannot be estimated with an adequate level of certainty.

(F) To adjust depreciation expense based on the preliminary appraisals of property, plant and equipment (Note C). The increase in depreciation expense is based upon the following adjustments to property, plant and equipment and estimated remaining lives:

                                                               Range of
                                          Adjustment       Remaining Lives
                                          ----------       ---------------

     Land                                 $    0.9
     Buildings and improvements               (0.8)        13 to 22 years
     Machinery and equipment                  23.3         1 to 14 years
                                          --------
       Total                              $   23.4
                                          ========

(G) To reflect the amortization of intangible assets acquired, the following entries were made:

     - The elimination of amortization expense recorded by the PepsiCo Bottling Operations franchise territories.

     - The recording of $25.1 million of amortization expense on intangible assets of $1,005.3 million, related to the PepsiCo Bottling Operations franchise territories, using a forty-year amortization period. The principal factors considered in determining the use of a 40 year amortization period include: 1) the franchise agreements with PepsiCo are granted in perpetuity and provide the exclusive right to manufacture and sell PepsiCo branded products within the territories prescribed in the agreements, and 2) the existing and projected cash flows are adequate to support the carrying values of the intangible assets to be recorded.

(H) To record the net increase in interest expense based on the net increase in long-term debt, as follows (in millions):

     Debt incurred by New Whitman to fund payments to PepsiCo (Note C)              $     417.8
     Debt incurred for share repurchases (Note D)                                         294.8
     Less: net cash proceeds from sale of Pepsi General franchise
       territories (Note B)                                                              (115.5)
                                                                                    -----------
       Net increase in long-term debt                                               $     597.1
                                                                                    ===========
     Interest at an assumed effective rate of 6.2%                                  $      37.0
                                                                                    ===========

     The effective interest rate assumed in the pro forma adjustment of 6.2 percent is based upon rates available to Whitman/New Whitman under its existing commercial paper program and rates expected through additional public debt offerings.

     A change in the interest rate of 1/8 of a percentage point would have the effect of changing interest expense $0.7 million or $0.4 million after tax.

(I) To eliminate the interest expense, net, of $4.8 million recorded by the PepsiCo Bottling Operations and interest expense of $46.1 million allocated by PepsiCo to the PepsiCo Bottling Operations. The underlying debt will not be assumed by New Whitman.

(J) To eliminate the corporate charge paid by Pepsi General to PepsiCo. Whitman and PepsiCo have agreed to terminate this charge once the transactions are closed.

(K) To record the estimated tax impact of the pro forma adjustments, using an incremental tax rate of 40%, determined as follows:

     Pretax income of pro forma adjustments                        $  10.5
     Plus: additional non-deductible intangible amortization          10.9
                                                                   -------
       Total                                                          21.4
     Incremental tax rate                                          x    40%
                                                                   -------
     Pro forma tax adjustment                                      $   8.6
                                                                   =======

(L) To eliminate PepsiCo's 20% minority interest in the earnings of Pepsi General, due to the transfer of that minority interest to New Whitman.

(M) To record the net increase in weighted average common shares outstanding, giving effect to the issuance of 54 million shares to PepsiCo (Note C) less the 16 million shares to be acquired pursuant to the merger agreement (Note
     D).

     EBITDA is defined as income before income taxes plus the sum of interest, depreciation and amortization. Information concerning EBITDA has been included below because it is expected to be used by some investors as a measure of operating performance and of the ability to service potential debt. EBITDA is not required by GAAP and, accordingly, should not be considered an alternative to income from continuing operations or any other measure of performance required by GAAP. It also should not be used as a measure of cash flow or liquidity under GAAP. Following is a summary of historical and pro forma EBITDA, and depreciation and amortization for 1998 (in millions):


                                                                 Depreciation
                                                    EBITDA     and Amortization
                                                    ------     ----------------

Whitman Corporation as reported                     $266.0          $ 77.7
Pepsi General franchise territories sold              (5.3)           (6.0)
PepsiCo Bottling Operations franchise territories     62.1            64.8
Pro forma adjustments                                 15.2            18.6
                                                    ------          ------
New Whitman - pro forma basis                       $338.0          $155.1
                                                    ======          ======

                      WHITMAN CORPORATION AND SUBSIDIARIES

                             ----------------------

                                    EXHIBITS


                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K/A

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