Form 10-Q
period 1999-04-03
WHITMAN CORP
filed 1999-05-17
CIK 49573

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 3, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _______

                        Commission File Number 001-04710

                               WHITMAN CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                                      36-6076573
-------------------------------------                 ---------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                    Identification Number)


  3501 Algonquin Road, Rolling Meadows, Illinois                  60008
--------------------------------------------------              ----------
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

                                            YES   /x/     NO   / /

As of April 30, 1998, the Registrant had 87,684,780 outstanding shares (excluding treasury shares) of common stock, without par value, the Registrant's only class of common stock.

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

PART II    OTHER INFORMATION
           Item 6.    Exhibits and Reports on Form 8-K

SIGNATURE

                              WHITMAN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                         First Quarter
                                                                             --------------------------------------
                                                                                1999                        1998
                                                                             ----------                  ----------
                                                                             (in millions, except per share data)
Sales                                                                        $    374.8                  $    348.5
Cost of goods sold                                                                219.7                       206.3
                                                                             ----------                  ----------
    Gross profit                                                                  155.1                       142.2
Selling, general and administrative expenses                                      120.0                       103.0
Amortization expense                                                                3.9                         3.9
                                                                             ----------                  ----------
    Operating income                                                               31.2                        35.3

Interest expense, net (Note 7)                                                    (11.3)                       (9.3)
Other income (expense), net (Note 3)                                                6.6                        (4.9)
                                                                             ----------                  ----------
    Income before income taxes                                                     26.5                        21.1
Income taxes                                                                        8.3                         9.5
                                                                             ----------                  ----------
    Income from continuing operations before minority interest                     18.2                        11.6
Minority interest                                                                   3.9                         3.5
                                                                             ----------                  ----------
Income from continuing operations                                                  14.3                         8.1
Loss from discontinued operations after taxes (Note 4)                               --                        (0.5)
Extraordinary loss on early extinguishment of debt after taxes (Note 5)              --                       (18.3)
                                                                             ----------                  ----------
Net income (loss)                                                            $     14.3                  $    (10.7)
                                                                             ==========                  ==========
Weighted average common shares:
   Basic                                                                           96.1                       101.0
   Incremental effect of stock options                                              1.5                         1.7
                                                                             ----------                  ----------
   Diluted                                                                         97.6                       102.7
                                                                             ==========                  ==========
Income (loss) per share - basic:
   Continuing operations                                                     $     0.15                  $     0.08
   Discontinued operations                                                           --                       (0.01)
   Extraordinary loss on early extinguishment of debt                                --                       (0.18)
                                                                             ----------                  ----------
   Net income (loss)                                                         $     0.15                  $    (0.11)
                                                                             ==========                  ==========
Income (loss) per share - diluted:
   Continuing operations                                                     $     0.15                  $     0.08
   Discontinued operations                                                           --                          --
   Extraordinary loss on early extinguishment of debt                                --                       (0.18)
                                                                             ----------                  ----------
   Net income (loss)                                                         $     0.15                  $    (0.10)
                                                                             ==========                  ==========

Cash dividends per share                                                     $     0.05                  $     0.05
                                                                             ==========                  ==========

     See accompanying notes to condensed consolidated financial statements.

                              WHITMAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                    End of            End of
                                                                                First Quarter       Fiscal Year
                                                                                     1999               1998
                                                                                -------------      -------------
                                                                                           (in millions)
ASSETS:
Current assets:
     Cash and equivalents                                                       $      122.3       $      147.6
     Receivables                                                                       165.1              170.7
     Inventories                                                                        73.5               80.0
     Other current assets                                                               37.6               30.8
                                                                                ------------       ------------
         Total current assets                                                          398.5              429.1
Investments                                                                            153.5              160.0
Property (at cost)                                                                     960.8            1,006.5
Accumulated depreciation and amortization                                             (491.3)            (507.2)
                                                                                ------------       ------------
     Net property                                                                      469.5              499.3
                                                                                ------------       ------------
Goodwill, net                                                                          394.1              447.0
Other assets                                                                            33.6               33.9
                                                                                ------------       ------------
Total assets                                                                    $    1,449.2       $    1,569.3
                                                                                ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
     Short-term debt, including current maturities of long-term debt            $      150.0       $         --
     Accounts and dividends payable                                                    145.9              133.0
     Other current liabilities                                                          73.7              100.2
                                                                                ------------       ------------
         Total current liabilities                                                     369.6              233.2
                                                                                ------------       ------------
Long-term debt                                                                         580.2              603.6
Deferred income taxes                                                                   94.3               99.1
Other liabilities                                                                       63.1               73.3
Minority interest                                                                      237.2              233.7
Shareholders' equity:
     Common stock (without par, 250.0 million shares authorized;
         113.3 million shares issued)                                                  499.8              499.8
     Retained income                                                                   104.1               94.3
     Accumulated other comprehensive loss:
         Cumulative translation adjustment                                             (13.2)             (12.0)
         Unrealized investment gain                                                      2.1                3.4
                                                                                ------------       ------------
         Accumulated other comprehensive loss                                          (11.1)              (8.6)
                                                                                ------------       ------------
     Treasury stock (24.3 million shares at April 3, 1999 and 12.3 million
         shares at January 2, 1999)                                                   (488.0)            (259.1)
                                                                                ------------       ------------
Total shareholders' equity                                                             104.8              326.4
                                                                                ------------       ------------
Total liabilities and shareholders' equity                                      $    1,449.2       $    1,569.3
                                                                                ============       ============

     See accompanying notes to condensed consolidated financial statements.

                              WHITMAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              First Quarter
                                                                                     -----------------------------
                                                                                         1999              1998
                                                                                     -----------       -----------
                                                                                              (in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                                                    $      14.3       $       8.1
Adjustments to reconcile to net cash provided by operating activities:
     Depreciation and amortization                                                          20.8              19.1
     Deferred income taxes                                                                  (3.2)              1.4
     Gain on sale of franchises                                                             (8.0)               --
     Cash outlays related to 1997 special charges                                           (3.9)             (4.0)
     Other                                                                                   3.1               3.6
Changes in assets and liabilities, exclusive of acquisitions:
   Decrease in receivables                                                                   3.1               3.2
   Decrease (increase) in inventories                                                        0.9              (8.3)
   Increase in payables                                                                     15.7              14.8
   Net change in other assets and liabilities                                              (38.5)             (8.0)
                                                                                     -----------       -----------
Net cash provided by continuing operations                                                   4.3              29.9
                                                                                     -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of franchises, net of cash divested                                     113.6                --
Dividends from and settlement of intercompany indebtedness with
   Hussmann and Midas prior to spin-offs                                                      --             434.3
Capital investments, net                                                                   (36.1)            (19.9)
Net activity with joint ventures                                                             1.2               2.1
Purchases of investments                                                                      --              (3.8)
Proceeds from sales of investments                                                           2.2               4.6
                                                                                     -----------       -----------
   Net cash provided by investing activities                                                80.9             417.3
                                                                                     -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of short-term debt                                                          126.5                --
Repayment of long-term debt                                                                   --            (311.2)
Common dividends                                                                            (4.6)             (5.0)
Treasury stock purchases                                                                  (230.0)            (18.3)
Issuance of common stock                                                                     1.1              10.7
                                                                                     -----------       -----------
   Net cash used in financing activities                                                  (107.0)           (323.8)
                                                                                     -----------       -----------

Net cash used in discontinued operations                                                    (3.1)             (5.4)
Effect of exchange rate changes on cash and equivalents                                     (0.4)             (0.1)
                                                                                     -----------       -----------
Change in cash and equivalents                                                             (25.3)            117.9
Cash and equivalents at beginning of quarter                                               147.6              52.4
                                                                                     -----------       -----------
Cash and equivalents at end of quarter                                               $     122.3       $     170.3
                                                                                     ===========       ===========

     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements included herein have been prepared by Whitman Corporation ("Whitman" or the "Company") without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended January 2, 1999. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of results for the interim periods presented. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Effective at the end of 1998, the Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Saturday closest to December 31. The Company's first quarter of 1999 commenced January 3, 1999 and ended April 3, 1999, while the Company's first quarter of 1998 commenced January 1, 1998 and ended March 31, 1998.

3. On January 25, 1999, the Company announced that its Board of Directors had approved a new business relationship with PepsiCo, Inc. ("PepsiCo"). As part of the Contribution and Merger Agreement (the "Agreement") with PepsiCo and Heartland Territories Holdings, Inc. ("New Whitman"), PepsiCo will contribute certain assets of several domestic franchise territories to New Whitman and the Company will merge into New Whitman. Contributed territories include Cleveland, Ohio, Dayton, Ohio, Indianapolis, Indiana, St. Louis, Missouri and southern Indiana. The Agreement is subject to approval of shareholders at the special shareholder meeting scheduled for May 20, 1999. In addition, the Agreement provides for Pepsi-Cola General Bottlers, Inc. ("Pepsi General") to sell to PepsiCo its operations in Marion, Virginia, Princeton, West Virginia and the St. Petersburg area of Russia. Pepsi General will acquire PepsiCo's international operations in Hungary, the Czech Republic, Slovakia and the balance of Poland. New Whitman will incur debt obligations of approximately $300 million and will issue 54 million shares of common stock to PepsiCo in exchange for the contributed territories and the elimination of PepsiCo's 20 percent minority interest in Pepsi General. In addition, the Company agreed to repurchase up to 16 million shares, or $400 million of its common stock, whichever is less, during the 12 month period following the close of the transaction. The Company repurchased approximately 12.1 million shares of its common stock in the first quarter of 1999, at a total cost of $230.0 million, and has purchased an additional 1.3 million shares subsequent to the end of the first quarter of 1999. PepsiCo has agreed that such repurchases may be used to reduce New Whitman's repurchase commitment.

      On March 19, 1999, Pepsi General completed the sale to PepsiCo of the franchises in Marion, Virginia and Princeton, West Virginia. The sale of the franchise in Russia was completed on March 31, 1999. The Company recorded a pretax gain of $11.4 million, which is reflected in other income (expense), net, on the Condensed Consolidated Statements of Income. The net gain after tax and minority interest of $8.0 million increased basic earnings per share by $0.08. During the second quarter of 1999, the Company expects to receive the domestic and international territories it will acquire from PepsiCo upon consummation of the Merger of Whitman and New Whitman contemplated by the Agreement. This acquisition will be accounted for by the purchase method. Accordingly, the results of operations of the territories to be acquired will be included with those of New Whitman for periods subsequent to the date of acquisition.

4. On January 30, 1998, the Company established Hussmann International, Inc. ("Hussmann") and Midas, Inc. ("Midas") as independent publicly-held companies through tax-free distributions (spin-offs) to Whitman shareholders. Whitman retained Pepsi General as its principal operating company. The financial information of Hussmann and Midas is reflected as discontinued operations. The first quarter 1998 loss from discontinued operations included income tax provisions of $0.1 million.

5. In January, 1998, Whitman made a tender offer for any and all of its outstanding 7.625% and 8.25% notes maturing June 15, 2015, and February 15, 2007, respectively. In connection with the tender offer, Whitman repurchased 7.625% and 8.25% notes with principal amounts of $91.0 million and $88.5 million, respectively. The Company paid total premiums in connection with the tender offer of $26.4 million and the remaining unamortized discount and issue costs related to repurchased notes were $2.1 million. The Company also repaid a term loan and notes with principal amounts of $50.0 million scheduled to mature in 1998 and 1999, notes due in 2002 with principal amounts of $50.0 million and industrial revenue bonds of $5.0 million due 2013. Costs associated with these repayments and the remaining unamortized issue costs were not significant. The Company recorded an extraordinary charge of $18.3 million, net of income tax benefits of $10.4 million, in the first quarter of 1998 related to these early extiguishments of debt.

6.    The Company's comprehensive income (loss) was as follows:

                                                            First Quarter
                                                         -------------------
                                                          1999         1998
                                                         ------       ------
                                                            (in millions)

      Net income (loss)                                  $ 14.3       $(10.7)
      Foreign currency translation adjustment              (1.2)         2.0
      Unrealized (losses) gains on securities              (1.3)         0.9
                                                         ------       ------
      Comprehensive income (loss)                        $ 11.8       $ (7.8)
                                                         ======       ======

      Unrealized (losses) gains on securities are presented net of tax (benefit) expense of ($0.7) million and $0.4 million, respectively.

7.    Interest expense, net, is comprised of the following:

                                                            First Quarter
                                                         -------------------
                                                          1999         1998
                                                         ------       ------
                                                            (in millions)

      Interest expense                                   $(12.0)      $(12.6)
      Interest income from Hussmann and Midas                --          1.6
      Interest income                                       0.7          1.7
                                                         ------       ------
           Interest expense, net                         $(11.3)      $ (9.3)
                                                         ======       ======

      Interest income from Hussmann and Midas related to intercompany loans and advances. The related interest expense recorded by Hussmann and Midas is included in loss from discontinued operations after taxes.

8. Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows:

                                                            First Quarter
                                                         -------------------
                                                          1999         1998
                                                         ------       ------
                                                            (in millions)

      Interest paid                                      $ 20.0       $ 26.2
      Interest received                                     1.4          2.5
      Income taxes paid, net of refunds                     7.1          1.9

      The increase in income taxes paid in the first quarter of 1999 versus the comparable period in 1998 was due primarily to the impact of the tax benefits arising from the extraordinary loss recorded during the first quarter of 1998 (see Note 5).

9. As of the end of first quarter 1999, the components of inventory were approximately: raw materials and supplies - 45 percent and finished goods
      - 55 percent.

10. In 1997, the Company recorded special charges totaling $49.3 million. Pepsi General recorded special charges of $14.8 million to consolidate the number of its domestic divisions, including reductions in staffing levels, and to write-down certain assets in its domestic and international operations. Special charges of $34.5 million were recorded for the Whitman corporate office, principally relating to the severance of essentially all of the Whitman corporate management and staff and for expenses associated with the spin-offs.

      The following table summarizes the remaining accrued liabilities associated with the special charges at the end of fiscal 1998, expenditures through the end of the first quarter of 1999, and the remaining accrued liabilities at the end of the first quarter of 1999 (in millions):

                                                                     Pepsi           Whitman
                                                                    General         Corporate         Total
                                                                    -------         ---------         -----
      Accrued liabilities at end of fiscal 1998
         (all employee-related costs)                             $   1.5           $  13.0          $  14.5
      Expenditures for employee related costs                        (1.5)             (2.4)            (3.9)
                                                                  -------           -------          -------
      Accrued liabilities at end of first quarter of 1999         $    --           $  10.6          $  10.6
                                                                  =======           =======          =======

      Employee related costs include severance payments for the management and staff affected by the changes in organizational structure, as well as other headcount reduction programs. The total number of employees affected was approximately 125 at Pepsi General and essentially all employees at Whitman Corporate. During the first quarter of 1999, approximately three positions were eliminated and approximately fifteen positions are yet to be eliminated.

      The accrued liabilities remaining at the end of the first quarter of 1999 are comprised of deferred severance payments and certain employee benefits. Substantially all of the amounts accrued are expected to be paid in 1999 and are classified as other current liabilities.

11. The Company continues to be subject to certain indemnification obligations under agreements with previously sold subsidiaries for potential environmental liabilities. There is significant uncertainty in assessing the Company's share of the potential liability for such claims. The assessment and determination for cleanup at the various sites involved is inherently difficult to estimate, and the Company's share of related costs is subject to various factors, including possible insurance recoveries and the allocation of liabilities among many other potentially responsible and financially viable parties.

      At the end of the first quarter of 1999, the Company had accruals of $18.6 million to cover these potential liabilities, including $8.0 million classified as current liabilities. Such amounts are determined using estimated undiscounted future cash requirements, and have not been reduced by potential future insurance recoveries.

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

      The Company also has other contingent liabilities from various pending claims and litigation on a number of matters, including indemnification claims under agreements with previously sold subsidiaries for product liability and toxic torts. The ultimate liability for these claims, if any, cannot be determined. In the opinion of management, and based upon information currently available, the ultimate resolution of these claims and litigation, including potential environmental exposures, and considering amounts already accrued, will not have a material effect on the Company's financial condition or the results of operations. Additional claims and liabilities may develop and may result in additional charges to income, principally through discontinued operations. Existing environmental liabilities associated with the Company's continuing operations are not material.

12. During the first quarter of 1999, the Company entered into several derivative financial instruments to reduce the Company's exposure to adverse fluctuations in interest rates and commodity prices. These financial instruments were "over-the-counter" instruments and were designated at their inception as hedges of underlying exposures. The Company does not enter into derivative financial instruments for trading purposes.

      In March, 1999, the Company entered into forward contracts with an aggregate notional amount of $150 million to fix the interest rate on the April, 1999 issuance of $150 million of 6.375 percent notes due in 2009. In April, 1999, the Company entered into further contracts with an aggregate notional amount of $150 million to fix the interest rate on the April, 1999 issuance of $150 million of 6.0 percent notes due in 2004. All such contracts were settled upon issuance of the notes, resulting in net proceeds of $0.4 million.

      During the first quarter of 1999, the Company entered into several swap contracts to hedge future fluctuations in aluminum prices. Each contract hedges price fluctuations on a portion of the Company's aluminum can requirements over a specified future six-month period. Because of the high correlation between aluminum commodity prices and the Company's cost of aluminum cans, the Company considers these hedges to be highly effective. As of the end of the first quarter of 1999, the Company has hedged a portion of its future domestic aluminum requirements extending into the year 2000. Hedging gains and losses on these contracts as of the end of the first quarter of 1999 were not significant and will be recognized in income upon sale of the inventory containing the aluminum being hedged.

13. Basic earnings per share are based upon the weighted-average number of common shares outstanding. Diluted earnings per share assume the exercise of all options which are dilutive, whether exercisable or not. The dilutive effects of stock options are measured under the treasury stock method.

      Options to purchase 2,556,300 shares at a weighted-average price of $22.55 per share that were outstanding at the end of the first quarter of 1999 were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares during the quarter. All options outstanding at the end of the first quarter of 1998 were dilutive and were therefore included in the computation of diluted EPS.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by continuing operations decreased by $25.6 million to $4.3 million in the first quarter of 1999. Income from continuing operations in the first quarter of 1999 increased by $6.2 million, which included the $8.0 million net gain from the sale of the Company's operations in Marion, Princeton and Russia. Decreases in primary working capital (defined as receivables and inventories less payables) provided net additional cash of $19.7 million in the first quarter of 1999 compared with $9.7 million in the prior year, primarily due to a build-up of raw materials in the first quarter of 1998 in advance of anticipated price increases. The net change in other assets and liabilities required net cash of $38.5 million in the first quarter of 1999 compared with $8.0 million in the comparable period of 1998. This decrease in cash was primarily due to the following factors: the extraordinary loss recorded in the first quarter of 1998 provided a current tax benefit of $10.4 million; accrued salaries and wages decreased due to the timing of payroll to employees, contributions to benefit plans and withholding tax payments, due in part to a shift in the timing of the Company's quarter-end from 1998 (see Note 2 to the Condensed Consolidated Financial Statements); reductions in reserves at the Company's insurance subsidiary due to claim payments associated with coverage for previously discontinued operations; and payments made to customers to discontinue Pepsi General's shell deposit programs.

      Investing activities in the first quarter of 1999 included $113.6 million of net proceeds received from the sale of the Marion, Princeton and Russia franchise territories. Investing activities in the first quarter of 1998 included $434.3 million received in January, 1998, from Hussmann and Midas prior to their spin-offs to settle intercompany indebtedness and to pay special dividends. The Company made capital investments of $36.1 million, net of proceeds from dispositions, in its operations in the first quarter of 1999 compared with $19.9 million in the first quarter of 1998, with increased spending principally attributable to additional vending machines placed in the market and increased spending on fleet vehicles to support the Company's growth. Cash received, net of investments made, from the Company's joint venture in Poland was $1.2 million in the first quarter of 1999 compared to $2.1 million in the first quarter of 1998.

      Purchases and sales of investments principally relate to the Company's insurance subsidiary, which provides certain levels of insurance for Pepsi General and the discontinued operations of Hussmann and Midas up to the date of the spin-offs. Funds are invested by the insurance subsidiary and proceeds from the sale of investments are used by the insurance subsidiary to pay claims and other expenses. A substantial portion of such investments are reinvested as they mature. In December, 1998, the Company repaid a loan, including accrued interest, from its insurance subsidiary. These funds were invested in cash and equivalents. Total cash and equivalents held by the insurance subsidiary at the end of the first quarter of 1999 amounted to $68.5 million.

      The Company's total debt increased $126.6 million to $730.2 million at the end of the first quarter of 1999, from $603.6 million at the end of fiscal 1998. The Company repurchased approximately 12.1 million shares and 1.0 million shares of its common stock for $230.0 million and $18.3 million in the first quarters of 1999 and 1998, respectively. Through May 12, 1999 the Company has repurchased approximately 13.4 million shares of its common stock in 1999, at a total cost of $251.9 million. Shares repurchased in 1999 have been funded primarily by using available cash and the proceeds from the sale of the Marion, Princeton and Russia franchise territories. The Company paid dividends of $4.6 million in the first quarter of 1999, based on a cash dividend rate of $0.05 per common share, compared with $5.0 million in the first quarter of 1998, based on the same dividend rate. The issuance of common stock, including treasury shares, for the exercise of stock options resulted in cash inflows of $1.1 million in the first quarter of 1999, compared with $10.7 million in the first quarter of 1998.

      In March 1999, the Company signed a five-year revolving credit agreement with maximum borrowings of $500 million. In April 1999, the Company increased its commercial paper program to $500 million. The revolving credit facility acts as a back-up for the commercial paper program; accordingly, the Company has a total of $500 million available under the commercial paper program and revolving credit facility combined. Total commercial paper borrowings were $150 million at the end of the first quarter of 1999. In addition, on April 30, 1999, the Company issued $150 million of 6.0 percent notes due in 2004 and $150 million of
6.375 percent notes due in 2009. The Company believes that with its existing operating cash flows and expected operating cash flows from newly acquired territories from PepsiCo, available lines of credit, and the potential for additional debt and equity offerings, New Whitman will have sufficient resources to fund its future growth and expansion, including potential domestic franchise acquisitions.

                              RESULTS OF OPERATIONS
               1999 FIRST QUARTER COMPARED WITH 1998 FIRST QUARTER

      Sales increased 7.5 percent to $374.8 million in the first quarter of 1999, as summarized below:

                                          First Quarter
                                      ---------------------           %
                                       1999           1998          Change
                                      ------         ------         ------
                                          (in millions)

      Domestic                        $361.3         $332.7           8.6
      International                     13.5           15.8         -14.6
                                      ------         ------
      Total Sales                     $374.8         $348.5           7.5
                                      ======         ======

      Domestic sales increased $28.6 million in the first quarter of 1999 compared with the same period of 1998. This increase reflected improved pricing and increased volumes. The average domestic net selling price per raw case rose
2.4 percent, split evenly between pricing and package mix, and volume, in raw cases, grew 6.0 percent over the first quarter of 1998. In 8-ounce equivalent cases, volume, including foodservice, increased 6.4 percent. The increase in volume was due, in part, to the Easter and Passover holiday sales being in the first quarter of 1999. Sales results from these holidays were included in the second quarter of 1998. Sales growth was driven by the vending channel, the fountain channel and the supermarket channel. Volume growth was led primarily by improved demand for the Mountain Dew, Dr Pepper and Lipton Tea brands. Also contributing to increased volume was continued strong growth in the water brands Aquafina and Avalon, and sales of Pepsi One, which was introduced in the fourth quarter of 1998. Growth of 20-ounce non-returnable ("NR") package sales continued, aided by the significant number of vending machine placements in 1998.

      International sales decreased by $2.3 million to $13.5 million in the first quarter of 1999 versus the same period of 1998. The decrease resulted primarily from lower sales in Russia. The Company's operations in Russia were sold on March 31, 1999.

      Consolidated gross profit improved 9.1 percent to $155.1 million, primarily due to the increase in revenues. The gross profit margin increased to
41.4 percent of sales in the first quarter of 1999, compared with 40.8 percent of sales in the comparable period of 1998. Domestically, increased pricing and lower packaging costs drove higher domestic margins, partially offset by increased costs of concentrate and fructose. These increases, however, were partially offset by a deterioration in international margins, primarily in Russia.

      Selling, general and administrative ("S,G&A") expenses increased $17.0 million, or 16.5 percent, to $120.0 million. This increase is principally attributable to increased sales volumes and $4.5 million of charges recorded in the first quarter of 1999. These charges related to the settlement of insurance, severance and legal matters. Excluding these charges, S,G&A expenses represented
30.8 percent of sales in the first quarter of 1999, compared with 29.6 percent in the comparable period of 1998. This increase is due, in part, to higher depreciation and other costs to support the Company's shift towards the vending and fountain channels, which began in 1998. In addition, incremental Year 2000 costs and expenses associated with the integrated enterprise-wide resource planning ("ERP") system implementation in the first quarter of 1999 amounted to approximately $1 million.

      Operating results for the Company's two geographic segments are summarized below:

                                          First Quarter
                                      ---------------------            %
                                       1999           1998          Change
                                      ------         ------         ------
                                          (in millions)

      Domestic                        $ 38.6         $ 41.2           -6.3
      International                     (7.4)          (5.9)         -25.4
                                      ------         ------
      Total Operating Income          $ 31.2         $ 35.3          -11.6
                                      ======         ======

      In the first quarter of 1999, domestic operating income decreased $2.6 million, or 6.3 percent. This decrease was due primarily to $4.5 million of charges recorded in the first quarter of 1999, as previously described. Excluding these charges, domestic operating income was $43.1 million in the first quarter of 1999, up $1.9 million, or 4.6 percent, from the comparable period of last year. Excluding the charges, domestic operating margins decreased
0.5 percentage points to 11.9 percent in the first quarter of 1999. The decrease in domestic margins reflected an increase in depreciation and other costs to support the Company's shift towards the vending and fountain channels.

      The increase in international operating losses from last year was principally attributable to the Company's operations in Russia. Because results for international operations are reported on a two-month lag, the Company reported five months of losses for its Russian operations up to the date of sale to PepsiCo, compared with three months reported in the first quarter of 1998. This resulted in additional operating losses of $1.4 million in the first quarter of 1999.

      Net interest expense increased $2.0 million to $11.3 million. The increase was due principally to the loss of interest income received from Midas and Hussmann in the first quarter of 1998. In addition, interest income declined due to the use of a portion of the Company's cash and equivalents to repurchase shares of its common stock in the first quarter of 1999. Interest expense declined due to the lower average outstanding debt levels in the first quarter of 1999.

      The Company reported other income, net, of $6.6 million in the first quarter of 1999 compared with other expense, net, of $4.9 million in the first quarter of 1998. The change was primarily due to the $11.4 million pre-tax gain related to the sale of the Company's operations in Marion, Princeton and Russia. See Note 3 to the Condensed Consolidated Financial Statements.

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

      In the first quarter of 1998, the Company began implementation of an ERP system. The ERP system will address the Company's financial applications during the first phase of implementation and address manufacturing and distribution systems during the second phase. The ERP project was begun with the goal of expanding existing system capacity for future growth and improving processing efficiencies, as well as addressing any Y2K compliance issues associated with the Company's existing systems. The first phase of the ERP implementation was implemented during January, 1999, except for the asset management and accounts receivable modules. The asset management module was implemented during the first quarter of 1999. The accounts receivable module will be implemented during the third or fourth quarter of 1999. The Company is currently assessing its existing accounts receivable system for Y2K compliance in the event the accounts receivable module is not implemented until the year 2000. The remediation and testing phases for this system are targeted for completion in September, 1999. Phase two of the ERP project is expected to be completed during the latter half of 1999 and first half of the Year 2000. The stages of the second phase targeted for completion in the Year 2000 do not involve any Y2K compliance issues. In conjunction with the implementation of the ERP system, certain hardware and software components have been or will be upgraded to expand existing capacity. Through the first quarter of 1999, costs incurred in the ERP implementation totaled approximately $12.1 million. Implementation costs for the entire ERP project currently are expected to be $25 million to $30 million. These costs have been, and will be, funded through operating cash flows. A majority of the costs, as they relate to purchased hardware, software and the implementation thereof, will be capitalized.

     The Company has conducted an inventory of its IT systems and has corrected substantially all of those critical-path systems that were found to have date-related deficiencies, excluding the financial systems addressed by phase one of the ERP implementation. In the case of non-IT systems (i.e., including embedded chip technology), the Company conducted an inventory of its facilities, which was completed, for the most part, by the end of 1998. Correction of date-deficient systems and equipment is occurring simultaneously with the completion and evaluation of this inventory. The Company is also surveying selected third parties, including its principal suppliers and customers, as well as governmental entities, to determine the status of their Y2K compliance programs.

     The inventory, assessment, remediation and testing phases of the Y2K project are in progress. As part of the Company's testing phase, it intends to conduct verification testing of selected mainframe/network component upgrades received from suppliers. In addition, selected critical components are scheduled to undergo testing in a controlled environment that replicates the current mainframe/network configuration to simulate the turn of the century and leap year dates. In the event these efforts do not address all potential systems problems, the Company is beginning the process of developing contingency plans to ensure that it will be able to operate the critical areas of its business. This process includes developing alternative plans to engage in business activities with customers and suppliers should they or the Company not be Y2K compliant, including resorting to paper records of certain transactions presently handled electronically. Development of overall contingency plans has been deferred due to the pending acquisition of territories from PepsiCo. Once the territories are acquired, contingency plans will be developed for both international and domestic operations, and will be finalized for New Whitman in the third quarter of 1999. The ultimate implementation of contingency plans, if necessary, would be expected during the fourth quarter of 1999.

      The Company is continuing its effort to address Y2K readiness at its operations which were sold to PepsiCo in the first quarter of 1999. Likewise, PepsiCo will continue its Y2K project at the territories to be acquired in the second quarter of 1999. The Company has been informed that PepsiCo's project, as it relates to their bottling operations, is similar in scope and progress to the Company's project.

     The Company's critical IT systems, except as specifically noted elsewhere, were Y2K compliant at the end of the first quarter of 1999. It is expected the Company's non-IT systems and equipment will be compliant by June, 1999. Compliance by the aforementioned target dates is subject to additional evaluation, remediation and testing efforts. Incremental costs, over and above the aforementioned ERP system project spending, related to the Y2K project are being expensed as incurred and funded through operating cash flows. Through the first quarter of 1999, the Company had expensed nearly $1.0 million of such incremental costs. Total incremental costs to ensure Y2K compliance are estimated to be $2 million to $5 million, with the majority of the costs being incurred in 1999. This expectation assumes that the Company will not be obligated to incur significant Y2K-related costs on behalf of its customers or suppliers. The projection of Y2K-related costs is based on numerous assumptions and estimates; consequently, actual costs could be materially greater than anticipated. Plans will continue to be monitored for completion. Incomplete or untimely resolution of the Y2K issue by the Company, by critically important suppliers and customers of the Company, or by governmental entities, could have a materially adverse impact on the Company's business operations or financial condition in the future.

                           FORWARD-LOOKING STATEMENTS

      This quarterly report on Form 10-Q contains certain forward-looking information that reflects management's expectations, estimates and assumptions, based on information available at the time this Form 10-Q was prepared. When used in this document, the words "anticipate," "believe," "estimate," "expect," "plan", "intend" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, including, but not limited to, the following: competition, including product and pricing pressures; changing trends in consumer tastes; changes in the Company's relationship and/or support programs with PepsiCo and other brand owners; market acceptance of new product offerings; weather conditions; cost and availability of raw materials; availability of capital; labor and employee benefit costs; unfavorable interest rate and currency fluctuations; unexpected costs associated with Year 2000 conversions or the business risks associated with potential Year 2000 non-compliance by the Company, customers and/or suppliers; costs of legal proceedings; and general economic, business and political conditions in the countries and territories where the Company operates.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

      The Company is subject to various market risks, including risks from changes in commodity prices, interest rates and current exchange rates.

Commodity Prices

      The risk from commodity price changes correlates to Pepsi General's ability to recover higher product costs through price increases to customers, which may be limited due to the competitive pricing environment that exists in the soft drink business. In 1999, the Company began to use swap contracts to hedge against price fluctuations for a portion of its aluminum requirements. See
Note 12 to the Condensed Consolidated Financial Statements. Costs for other raw material requirements are managed by entering into firm commitments for materials used.

Interest Rates

      In the first quarter of 1999, the risk from changes in interest rates was not material to the Company's operations because a significant portion of the Company's debt issues were fixed rate obligations. Substantially all of the Company's floating rate exposure related to changes in the six month LIBOR rate. A 50 basis point (0.5 percent) change in the six month LIBOR rate would have had an insignificant impact on the Company's first quarter 1999 interest expense related to its floating rate obligations. Upon completing the transactions with PepsiCo, it is expected the Company may be subject to additional floating rate interest exposure and may manage those exposures using interest rate swaps. Thus far in 1999, the Company has entered into contracts to fix interest rates on $300 million of notes issued by the Company on April 30, 1999. See Note 12 to the Condensed Consolidated Financial Statements. In the first quarter of 1999, the Company had short-term investments throughout the quarter, principally invested in money market funds and commercial paper, which were most closely tied to three-month Treasury-bill rates. Assuming a change of 50 basis points in the rate of interest associated with the Company's short-term investments, interest income would have changed by less than $0.1 million.

Currency Exchange Rates

      Because the Company operates international franchise territories, it is subject to exposure resulting from changes in currency exchange rates. Currency exchange rates are established based on a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. The Company currently does not hedge the translation risks of investments in its international operations. Any positive cash flows generated have been reinvested in the operations, excluding loan repayments from the manufacturing joint venture in Poland.

      Non-U.S. operations do not represent a significant portion of the Company's total operations. Changes in currency exchange rates impact the translation of the results of the international operations from their local currencies into U.S. dollars. If the currency exchange rates had changed by 5 percent in the first quarter of 1999, the impact on reported operating income would have been approximately $0.2 million. The economy in Russia was considered highly inflationary for accounting purposes with all transactions being recorded at historical costs in U.S. dollars. All gains and losses in Russia from foreign exchange transactions are included in the consolidated results of operations.

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

     (a).   Exhibits.

            12.  Statement of Calculation of Ratio of Earnings to Fixed Charges.

            27. Financial Data Schedules for the first quarters of 1999 and 1998.

     (b).   Reports on Form 8-K.

            The Company filed a current report on January 29, 1999, during the first quarter of 1999. The current report discussed, under Item 5, the Agreement entered into with PepsiCo and New Whitman, pursuant to which, among other things, PepsiCo will contribute certain assets to New Whitman and the Company will merge with and into New Whitman. Included as an exhibit to this current report under Item 7 was the Agreement, dated as of January 25, 1999, entered into by and among the Company, PepsiCo and New Whitman. The current report also discussed, under Item 8, the change in the Company's fiscal year from a calendar year to a 52/53 week fiscal year ending on the Saturday nearest each December 31.

            The Company also filed a current report on February 5, 1999, which, under Item 5, described an agreement entered into by the Company and PepsiCo whereby common shares of the Company's stock purchased by the Company in 1999 prior to the closing of the Agreement may be used to reduce New Whitman's repurchase commitment under the Agreement. Included as an exhibit to this current report under Item 7 was the form of letter agreement, dated February 5, 1999, between the Company and PepsiCo.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           WHITMAN CORPORATION


Date:    May 17, 1999      By: /s/ MARTIN M. ELLEN
                               -------------------
                               Martin M. Ellen
                               Senior Vice President and Chief Financial Officer (As Chief Accounting Officer and Duly Authorized
                                Officer of Whitman Corporation)